Form 10-Q
period 1996-06-30
DRILEX INTERNATIONAL INC
filed 1996-08-12
CIK 1013036

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                ---------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         Commission file number 0-20689


                           DRILEX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       76-0438889
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)



                               15151 SOMMERMEYER
                                 HOUSTON, TEXAS
                                     77041
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 937-8888
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /  No /X/*

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on July 1, 1996.

   Number of shares of common stock outstanding at August 1, 1996: 6,753,740


================================================================================

                           DRILEX INTERNATIONAL INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
Item 1.  Financial Statements

  Consolidated Balance Sheet at June 30, 1996 and December 31, 1995                                  3
  Consolidated Statement of Income for the three and six months ended June 30, 1996 and 1995         4
  Consolidated Statement of Cash Flows for the six months ended June 30, 1996 and 1995               5
  Condensed Notes to Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                                      13
  Item 6.  Exhibits and Reports on Form 8-K                                                         13
  Signatures                                                                                        14

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1996          1995
                                                                         -----------  ------------
                                                                         (UNAUDITED)
                        ASSETS

Current assets:
 Cash and cash equivalents                                                  $ 1,111        $   819
 Receivables:
  Trade, net of allowance for doubtful accounts of $841 and $933
    at June 30, 1996 and December 31, 1995, respectively                     20,707         20,994
  Other                                                                         743            694
 Inventories                                                                  8,754          8,259
 Prepaid expenses and other current assets                                      973          1,217
                                                                            -------        -------
    Total current assets                                                     32,288         31,983
Property and equipment, net of accumulated depreciation of $6,770 and
  $4,732 at June 30, 1996 and December 31, 1995, respectively                28,910         27,557
Goodwill, net of accumulated amortization of $350 and $170
  at June 30, 1996 and December 31, 1995, respectively                       13,971         14,151
Other assets, net of accumulated amortization of $1,036 and $686
  at June 30, 1996 and December 31, 1995, respectively                        5,188          4,063
                                                                            -------        -------
                                                                            $80,357        $77,754
                                                                            =======        =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $10,619        $ 8,706
 Accrued compensation and related benefits                                    1,318          1,550
 Accrued taxes, other than on income                                            471          1,064
 Accrued income taxes                                                           413            476
 Other accrued liabilities                                                    1,645            936
 Long-term debt, current maturities                                           5,840          5,886
                                                                            -------        -------
    Total current liabilities                                                20,306         18,618
Long-term debt, less current maturities                                      32,851         32,467
Other noncurrent liabilities                                                  2,143          2,182
                                                                            -------        -------
    Total liabilities                                                        55,300         53,267
                                                                            -------        -------

Commitments and contingencies

Minority interests                                                              698            805

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued                                                                    --             --
 Common stock, $.01 par value; 25,000,000 shares authorized; shares
  issued: June 30, 1996 - 4,391,778 and December 31, 1995 - 4,381,205            44             44
 Additional paid-in capital                                                  19,903         19,845
 Retained earnings                                                            4,412          3,793
                                                                            -------        -------
    Total stockholders' equity                                               24,359         23,682
                                                                            -------        -------
                                                                            $80,357        $77,754
                                                                            =======        =======

           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  ---------------------  ----------------
                                                     1996       1995       1996     1995
                                                   -------    --------   -------  -------

Net revenues:
  Rental and service                               $16,100     $ 9,290   $33,139  $17,727
  Equipment sales                                    2,493       3,053     4,911    5,143
                                                   -------     -------   -------  -------
                                                    18,593      12,343    38,050   22,870
                                                   -------     -------   -------  -------

Operating expenses:
  Costs of sales and operations (exclusive of
    depreciation and amortization):
    Rental and service                              10,592       5,732    21,428   11,305
    Equipment sales                                  1,115       1,582     2,297    2,471
  Selling, general and administrative expenses       4,482       3,072     8,725    5,716
  Depreciation and amortization                      1,581         934     3,161    1,695
                                                   -------     -------   -------  -------
                                                    17,770      11,320    35,611   21,187
                                                   -------     -------   -------  -------

Operating income                                       823       1,023     2,439    1,683

Interest expense                                      (828)       (443)   (1,639)    (646)
                                                   -------     -------   -------  -------

Income (loss) before income taxes and minority
                      interests                         (5)        580       800    1,037

Credit (provision) for income taxes                      2        (209)     (288)    (373)

Minority interests                                      96         (10)      107      (98)
                                                   -------     -------   -------  -------

Net income                                         $    93     $   361   $   619  $   566
                                                   =======     =======   =======  =======

Net income per common and common equivalent share     $.02        $.08      $.14     $.13
                                                   =======     =======   =======  =======

Weighted average common and common equivalent
  shares outstanding (in thousands)                  4,545       4,339     4,549    4,365
                                                   =======     =======   =======  =======




           See condensed notes to consolidated financial statements.

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ---------------------------
                                                                                    1996               1995
                                                                                  --------            --------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                             $   619   $   566
 Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
  Depreciation and amortization                                                           3,161     1,695
  Minority interests                                                                       (107)       98
  Net losses (gains) on disposition of property and equipment                               (97)      750
  Changes in assets and liabilities, excluding the effects of acquisitions:
   Increase in accounts payable                                                           1,913       125
   Decrease (increase) in prepaid expenses and other assets                                 477       (54)
   Decrease (increase) in receivables                                                       248    (1,546)
   Increase in inventories                                                               (2,772)   (2,699)
   Decrease in accrued and other liabilities                                             (1,026)     (192)
                                                                                        -------   -------
Net cash provided by (used for) operating activities                                      2,416    (1,257)
                                                                                        -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from disposition of property and equipment                                  1,699       242
 Capital expenditures                                                                    (3,518)   (2,386)
 Acquisition of Sharewell, Inc., net of cash acquired                                        --    (3,727)
 Other                                                                                     (201)       --
                                                                                        -------   -------
Net cash used for investing activities                                                   (2,020)   (5,871)
                                                                                        -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving credit agreements                                         2,800       350
 Principal payments on long-term debt                                                    (2,462)   (3,487)
 Costs incurred in connection with initial public offering of common stock.                (442)       --
 Proceeds from issuance of long-term debt                                                    --    11,000
 Purchases of common stock                                                                   --    (1,026)
                                                                                        -------   -------
Net cash provided by (used for) financing activities                                       (104)    6,837
                                                                                        -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        292      (291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            819       949
                                                                                        -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 1,111   $   658
                                                                                        =======   =======

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Transfers of drilling equipment parts from inventories to property
  and equipment                                                                         $ 2,277   $ 1,369
 Amounts recorded in connection with acquisitions:
  Fair value of net assets acquired, including goodwill                                      --     8,708
  Issuance of long-term debt                                                                 --     4,731
  Issuance of long-term debt to reacquire equity interest in subsidiary                      --     2,154
  Issuance of warrants                                                                       --       250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                          $ 1,348   $   428
 Income taxes paid                                                                          401       439

           See condensed notes to consolidated financial statements.

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 1995, and related notes thereto, included in the Registration Statement on Form S-1, as amended (Reg. No. 333-03405), filed by Drilex International Inc. with the Securities and Exchange Commission. All references to the "Company" include Drilex International Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

  Recent Accounting Pronouncements

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 by the Company in 1996 did not have a material impact on its consolidated financial statements.

2.  INVENTORIES

    Inventories consist of the following:


                             JUNE 30,    DECEMBER 31,
                               1996          1995
                             --------    ------------
                            (IN THOUSANDS OF DOLLARS)

Drilling equipment parts       $7,942        $7,573
Work in process                   812           686
                               ------        ------
                               $8,754        $8,259
                               ======        ======

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

3.  LONG-TERM DEBT

    Long-term debt consists of the following (see Note 6):

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1996         1995
                                                                      ---------  -------------
                                                                      (IN THOUSANDS OF DOLLARS)
Bank Credit Agreement:
 Revolving Credit Facility                                             $12,000        $ 9,200
 Term Note                                                              14,833         16,578
Promissory Note payable to Posi-Trak Mud Motors, Inc.                    1,333          1,333
Promissory Note payable to Cobb Directional Drilling Company, Inc.         583            750
Promissory Notes payable to former stockholders of Sharewell             3,881          4,431
Promissory Note payable to ENSCO Technology                              3,561          3,561
Convertible Promissory Note payable to ENSCO Technology                  2,500          2,500
                                                                       -------        -------
                                                                        38,691         38,353
Less: current maturities                                                (5,840)        (5,886)
                                                                       -------        -------
                                                                       $32,851        $32,467
                                                                       =======        =======

4.  PER SHARE INFORMATION

          Per share information is based on the weighted average number of common shares outstanding during each period and, if dilutive, the weighted average number of common equivalent shares resulting from the assumed conversion of outstanding stock options and warrants. Shares issued by the Company during the one-year period prior to the filing of its Registration Statement (see Note
6) have been included in the computation of weighted average shares from the date of inception (using the treasury stock method and the anticipated initial public offering price).

5.  CONTINGENCIES

          The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

6.  SUBSEQUENT EVENT

          In July 1996, the Company consummated its initial public offering of common stock at a price to the public of $16 per share (the "Offering"). The Company sold 2,000,000 shares of its common stock and received proceeds of $29,760,000 (after underwriting discounts of $2,240,000 but before other expenses of the Offering, which are currently estimated to total approximately
$1,250,000).   As part of the Offering, ENSCO International Incorporated, the holder of the Convertible Promissory Note issued to ENSCO Technology, converted such note into 361,962 shares of the Company's common stock and sold those shares to the public. The Company did not receive any proceeds from the sale of ENSCO International Incorporated's shares. The Company used the proceeds that it received from the Offering to: (i) retire the outstanding principal amounts on the Term Note under the Bank Credit Agreement and the Promissory Note issued to ENSCO Technology, along with accrued interest on such notes through the date of retirement; and (ii) repay $11,300,000 of outstanding borrowings under the Revolving Credit Facility of the Bank Credit Agreement. In connection with the retirement of the Term Note, the Company terminated its interest rate swap agreement, resulting in cash proceeds to the Company of approximately $57,000.

          Substantially all of the expenses related to the Offering had been incurred as of June 30, 1996. As such, the estimated amount for these expenses of $1,250,000 is included in other assets on the Company's consolidated balance sheet as of June 30, 1996. A related accrual for estimated unpaid expenses of $808,000 is included in other accrued liabilities. In the third quarter of 1996, the actual amount of these expenses will be reflected as a reduction of the proceeds from the Offering in additional paid-in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is intended to assist in understanding the Company's financial condition as of June 30, 1996 and its results of operations for the three-month and six-month periods ended June 30, 1996 and 1995. Statements regarding future financial performance and results and the other statements that are not historical facts contained in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to exploration and development decisions to be made in the future by oil and gas exploration and development companies, market factors, the market price of oil and natural gas, future operations and costs, unanticipated technological changes and other factors detailed in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-03405) (the "Registration Statement") filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the Consolidated Financial Statements of the Company, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Registration Statement.

RESULTS OF OPERATIONS

          The Company's business is somewhat seasonal, since domestic oil and gas drilling activities are generally lower in the first and second quarters. Adverse weather conditions can curtail operations in certain regions during different parts of the year. Accordingly, the Company's results of operations for any one quarter are not necessarily indicative of results to be expected for the full year.


                                       THREE MONTHS                THREE MONTHS                 SIX MONTHS         SIX MONTHS
                                      ENDED JUNE 30,               ENDED JUNE 30,              ENDED JUNE 30,    ENDED JUNE 30,
                                          1996                          1995                       1996              1995
                             -----------------------------  -----------------------------  ------------------ --------------------
                                               PERCENT                        PERCENT                 PERCENT              PERCENT
                                                OF NET                         OF NET                 OF NET               OF NET
                                AMOUNT         REVENUES        AMOUNT         REVENUES      AMOUNT   REVENUES    AMOUNT   REVENUES
                             -------------  --------------  -------------  --------------  --------  ---------  --------  ---------
                                                                     (DOLLARS IN THOUSANDS)

Net revenues                      $18,593           100.0%       $12,343           100.0%  $38,050      100.0%  $22,870      100.0%
Operating expenses:
  Costs of sales and
   operations                      11,707            63.0          7,314            59.2    23,725       62.4    13,776       60.3
  Selling, general and
   administrative expenses          4,482            24.1          3,072            24.9     8,725       22.9     5,716       25.0
  Depreciation and
   amortization                     1,581             8.5            934             7.6     3,161        8.3     1,695        7.4
                                  -------           -----        -------           -----   -------      -----   -------      -----
Operating income                      823             4.4          1,023             8.3     2,439        6.4     1,683        7.3
Interest expense                     (828)           (4.4)          (443)           (3.6)   (1,639)      (4.3)     (646)      (2.8)
                                  -------           -----        -------           -----   -------      -----   -------      -----
Income (loss) before
 income taxes and
 minority interests                    (5)             --            580             4.7       800        2.1     1,037        4.5
Credit (provision) for
 income taxes                           2              --           (209)           (1.7)     (288)      (0.8)     (373)      (1.6)
Minority interests                     96             0.5            (10)           (0.1)      107        0.3       (98)      (0.4)
                                  -------           -----        -------           -----   -------      -----   -------      -----
Net income                        $    93             0.5%       $   361             2.9%  $   619        1.6%  $   566        2.5%
                                  =======           =====        =======           =====   =======      =====   =======      =====


   Comparison of Three Months Ended June 30, 1996 and 1995

          Consolidated revenues for the three months ended June 30, 1996 were $18.6 million, an increase of 51% from revenues of $12.3 million for the
corresponding period in the prior year.   Of the $6.3 million increase,
approximately $4.8 million was attributable to the ENSCO Technology Acquisition (which was effective as of September 30, 1995). The remainder of the increase is primarily attributable to increased precision drilling services revenues in the Louisiana Gulf Coast. Consolidated revenues for the three months ended June 30, 1995 includes an export sale of trenchless equipment from Sharewell amounting to $0.9 million.

          Costs of sales and operations increased from $7.3 million in the second quarter of 1995 to $11.7 million in the second quarter of the current year. This increase is largely attributable to the ENSCO Technology Acquisition. As a percentage of revenues, costs of sales and operations increased from 59.2% in the second quarter of 1995 to 63.0% in the second quarter of the current year. The increase in costs of sales and operations as a percentage of revenues is primarily attributable to the operations acquired in the ENSCO Technology and Sharewell Acquisitions. ENSCO Technology's margin has historically been less than that of the Company's pre-existing oilfield drilling services (excluding the ENSCO Technology and Sharewell Acquisitions) due to higher costs associated with measurement-while-drilling (or MWD) equipment and third-party motor rentals. Similarly, Sharewell's margin was lower than that of the Company's pre-existing oilfield drilling services due to sales of third-party equipment. Included in costs of sales and operations for the second quarter of the current year are incremental engineering project costs of approximately $0.2 million for the replacement of third-party drilling motors, which were being used by the acquired companies, with Drilex motors.

          Selling, general and administrative expenses increased from $3.1 million in the second quarter of 1995 to $4.5 million in the second quarter of 1996. As a percentage of revenues, such expenses decreased from 24.9% in the second quarter of 1995 to 24.1% in the second quarter of 1996. The increase in selling, general and administrative expenses is primarily attributable to the ENSCO Technology Acquisition, along with a full three months of expenses associated with the Sharewell Acquisition (which was effective as of May 5, 1995). Corporate overhead increased $0.2 million, primarily for additional personnel costs associated with the support of these newly acquired operations. Also included in selling, general and administrative expenses for the second quarter of 1996 is a charge of approximately $0.3 million for an increase of the Company's allowance for doubtful accounts related primarily to two Australian customers of Sharewell. The impact of this charge on the Company's net income was approximately $150,000.

          Depreciation and amortization increased from $0.9 million in the second quarter of 1995 to $1.6 million in the second quarter of 1996. This increase was primarily associated with the ENSCO Technology and Sharewell Acquisitions.

          Interest expense increased from $0.4 million in the second quarter of 1995 to $0.8 million in the second quarter of 1996. This increase was primarily due to debt incurred in connection with the ENSCO Technology Acquisition, along with a full three months of interest expense from debt incurred in connection with the Sharewell Acquisition. Beginning in the third quarter of 1996, interest expense will be substantially reduced as a result of retiring approximately $32.2 million in debt in connection with the Offering (see Note 6 of the Condensed Notes to Consolidated Financial Statements).

   Comparison of Six Months Ended June 30, 1996 and 1995

          Consolidated revenues for the six months ended June 30, 1996 were $38.1 million, an increase of 66% from revenues of $22.9 million for the
corresponding period in the prior year.   Of the $15.2 million increase,
approximately $9.6 million was attributable to the ENSCO Technology Acquisition and approximately $2.3 million was attributable to the Sharewell Acquisition. The remainder of the increase is primarily attributable to increased precision drilling services revenues in Venezuela and the Louisiana Gulf Coast.

          Costs of sales and operations increased from $13.8 million in the first six months of 1995 to $23.7 million in the first six months of the current year. This increase is largely attributable to the ENSCO Technology Acquisition, along with a full six months of operations associated with the Sharewell Acquisition. As a percentage of revenues, costs of sales and operations increased from 60.3% in the first six months of 1995 to 62.4% in the first six months of the current year. The increase in costs of sales and operations as a percentage of revenues is primarily attributable to the operations acquired in the ENSCO Technology and Sharewell Acquisitions, as discussed above. Included in costs of sales and operations for the first six months of the current year are incremental engineering project costs of approximately $0.3 million for the replacement of third-party drilling motors with Drilex motors.

          Selling, general and administrative expenses increased from $5.7 million in the first six months of 1995 to $8.7 million in the first six months of 1996. As a percentage of revenues, such expenses decreased from 25.0% in the first six months of 1995 to 22.9% in the first six months of 1996. The increase in selling, general and administrative expenses is primarily attributable to the ENSCO Technology Acquisition, along with a full six months of expenses associated with the Sharewell Acquisition. Corporate overhead increased $0.5 million, primarily for additional personnel costs associated with the support of these newly acquired operations. Also included in selling, general and administrative expenses for the first six months of 1996 is the previously discussed charge for the increase in the allowance for doubtful accounts.

          Depreciation and amortization increased from $1.7 million in the first six months of 1995 to $3.2 million in the first six months of 1996. This increase was primarily associated with the ENSCO Technology and Sharewell Acquisitions.

          Interest expense increased from $0.6 million in the first six months of 1995 to $1.6 million in the first six months of 1996. This increase was primarily due to debt incurred in connection with the ENSCO Technology Acquisition, along with a full six months of interest expense from debt incurred in connection with the Sharewell Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, the Company had working capital of $12.0 million, compared to working capital of $13.4 million at December 31, 1995. The decrease primarily reflects increases in accounts payable and other accrued liabilities, a substantial portion of which represents costs incurred in connection with the Offering.

          Capital expenditures for the first six months of 1996 were $3.5 million. These expenditures included $2.1 million for acquisitions of new MWD systems. The Company expects to spend approximately $6.9 million for capital expenditures (excluding acquisitions) during the remaining six months of 1996. Such expenditures are expected to relate primarily to acquisitions of new MWD systems.

          During the remainder of 1996, the Company expects to fund its working capital, anticipated capital expenditures and debt maturity requirements (excluding debt repaid with proceeds from the Offering) primarily through cash provided by operating activities and available revolving credit borrowing capacity. The Company carries substantial inventory and accounts receivable, and will require increased working capital as its revenues grow.

          In July 1996, the Company consummated the Offering at a price to the public of $16 per share. The Company sold 2,000,000 shares of its common stock and received proceeds of $29.8 million (after underwriting discounts of $2.2 million but before other expenses of the Offering, which are currently estimated
to total approximately $1.25 million).   As part of the Offering, ENSCO
International Incorporated, the holder of the Convertible Promissory Note issued to ENSCO Technology, converted such note into 361,962 shares of the Company's common stock and sold those shares to the public. The Company did not receive any proceeds from the sale of ENSCO International Incorporated's shares. The Company used the proceeds that it received from the Offering to: (i) retire the outstanding principal amounts on the Term Note under the Bank Credit Agreement and the Promissory Note issued to ENSCO Technology, along with accrued interest on such notes through the date of retirement; and (ii) repay $11.3 million of outstanding borrowings under the Revolving Credit Facility of the Bank Credit Agreement.

          As of August 1, 1996, the Company had available revolving credit borrowing capacity of $8.3 million under the Revolving Credit Facility. In connection with the termination of the Term Loan, the Company terminated a related interest rate swap agreement. The termination of such swap agreement resulted in the Company receiving cash proceeds of approximately $57,000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 by the Company in 1996 did not have a material impact on its consolidated financial statements.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Prior to the closing of its initial public offering, the stockholders of the Company approved a number of matters by written consent. On May 15, 1996, the stockholders unanimously approved an amendment to the Company's Certificate of Incorporation (i) increasing the number of authorized shares to 35,000,000, consisting of 25,000,000 shares of common stock and 10,000,000 shares of preferred stock; (ii) effecting an approximately 1.81 for 1 stock split with respect to the Company's common stock then outstanding; and (iii) retiring all treasury shares of common stock. On June 7, 1996, a stockholder, representing approximately 94% of the shares of common stock then outstanding, approved an amendment to the Company's Certificate of Incorporation providing for the Company's change of name to "Drilex International Inc." On June 28, 1996, the stockholders unanimously approved the amendment and restatement of the Company's Certificate of Incorporation, the amendment and restatement of the Company's Bylaws, the amendment and restatement of the Company's Stock Option Plan, the adoption of the Executive Value Plan, the adoption of the Deferred Compensation Plan for Directors, and indemnification agreements between the Company and each of its directors. The Company's first Annual Meeting of Stockholders as a public company will be held in fiscal 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits.

 11.1  Computation of Net Income Per Common and Common Equivalent Share.

 27.1  Financial Data Schedule.

 (b)  Reports on Form 8-K.

 None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DRILEX INTERNATIONAL INC.


Date: August 12, 1996    By:     /s/ JOHN FORREST
                             ------------------------------------------------
                                 John Forrest
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date: August 12, 1996    By:     /s/ G. BRUCE BROUSSARD
                             ------------------------------------------------
                                 G. Bruce Broussard
                                 Vice President - Finance and Administration
                                 and Secretary
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)