Form 10-Q
period 1996-09-30
DRILEX INTERNATIONAL INC
filed 1996-11-12
CIK 1013036

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Yes /X/   No / /

  Number of shares of common stock outstanding at November 1, 1996: 6,758,265

================================================================================



                           DRILEX INTERNATIONAL INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

  Item 1. Financial Statements

    Consolidated Balance Sheet at September 30, 1996 and December 31,
     1995                                                                 3
    Consolidated Statement of Income for the three and nine months
     ended September 30, 1996 and 1995                                    4
    Consolidated Statement of Cash Flows for the nine months ended
     September 30, 1996 and 1995                                          5
    Condensed Notes to Consolidated Financial Statements                  6

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               13
  Signatures                                                             14

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              1996           1995
                                                                         --------------  ------------
                                                                          (UNAUDITED)
                 ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 3,324        $   819
 Receivables:
  Trade, net of allowance for doubtful accounts of $959 and $933
    at September 30, 1996 and December 31, 1995, respectively                   20,586         20,994
  Other                                                                            825            694
 Inventories                                                                     9,969          8,259
 Prepaid expenses and other current assets                                       1,160          1,217
                                                                               -------        -------
    Total current assets                                                        35,864         31,983
Property and equipment, net of accumulated depreciation of $7,696 and
  $4,732 at September 30, 1996 and December 31, 1995, respectively              30,663         27,557
Goodwill, net of accumulated amortization of $439 and $170
  at September 30, 1996 and December 31, 1995, respectively                     13,882         14,151
Other assets, net of accumulated amortization of $1,212 and $686
  at September 30, 1996 and December 31, 1995, respectively                      3,560          4,063
                                                                               -------        -------
                                                                               $83,969        $77,754
                                                                               =======        =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                              $10,532        $ 8,706
 Accrued compensation and related benefits                                       1,404          1,550
 Accrued taxes, other than on income                                               435          1,064
 Accrued income taxes                                                            1,013            476
 Other accrued liabilities                                                         526            936
 Long-term debt, current maturities                                              2,471          5,886
                                                                               -------        -------
    Total current liabilities                                                   16,381         18,618
Long-term debt, less current maturities                                          8,155         32,467
Other noncurrent liabilities                                                     2,108          2,182
                                                                               -------        -------
    Total liabilities                                                           26,644         53,267
                                                                               -------        -------

Commitments and contingencies

Minority interests                                                                 847            805

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized;
  none issued                                                                       --             --
 Common stock, $.01 par value; 25,000,000 shares authorized; shares issued: September 30, 1996 - 6,753,740 and December 31, 1995 -
  4,381,205                                                                         68             44
 Additional paid-in capital                                                     50,719         19,845
 Retained earnings                                                               5,691          3,793
                                                                               -------        -------
    Total stockholders' equity                                                  56,478         23,682
                                                                               -------        -------
                                                                               $83,969        $77,754
                                                                               =======        =======

           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                     ------------------------------  -----------------------
                                                                          1996              1995       1996          1995
                                                                     --------------     -----------  --------     ----------
Net revenues:
     Rental and service                                                    $15,253         $11,744     $48,392      $29,471
     Equipment sales                                                         4,822           2,749       9,733        7,892
                                                                           -------         -------     -------      -------
                                                                            20,075          14,493      58,125       37,363
                                                                           -------         -------     -------      -------

Operating expenses:
     Costs of sales and operations (exclusive of
       depreciation and amortization):
       Rental and service                                                    9,617           7,159      31,045       18,464
       Equipment sales                                                       1,896           1,535       4,193        4,006
     Selling, general and administrative expenses                            4,464           3,379      13,189        9,095
     Depreciation and amortization                                           1,679           1,009       4,840        2,704
                                                                           -------         -------     -------      -------
                                                                            17,656          13,082      53,267       34,269
                                                                           -------         -------     -------      -------

Operating income                                                             2,419           1,411       4,858        3,094

Interest expense                                                              (188)           (501)     (1,827)      (1,147)
                                                                           -------         -------     -------      -------

Income before income taxes and minority interests                            2,231             910       3,031        1,947
 Provision for income taxes                                                   (803)           (328)     (1,091)        (701)

Minority interests                                                            (149)             (8)        (42)        (106)
                                                                           -------         -------     -------      -------

Net income                                                                 $ 1,279         $   574     $ 1,898      $ 1,140
                                                                           =======         =======     =======      =======

Net income per common and common equivalent share                             $.19            $.13        $.36         $.26
                                                                           =======         =======     =======      =======

Weighted average common and common equivalent
  shares outstanding (in thousands)                                          6,850           4,379       5,316        4,370
                                                                           =======         =======     =======      =======




           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               ----------------------------
                                                                                  1996             1995
                                                                               ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $  1,898            $ 1,140
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                   4,840              2,704
  Minority interests                                                                 42                106
  Net losses (gains) on disposition of property and equipment                    (1,287)             1,073
  Changes in assets and liabilities, excluding the effects of acquisitions:
   Increase in accounts payable                                                   1,826              1,441
   Decrease (increase) in prepaid expenses and other assets                         273               (238)
   Decrease (increase) in receivables                                               229             (4,366)
   Increase in inventories                                                       (5,330)            (4,246)
   Increase (decrease) in accrued and other liabilities                            (878)             2,794
                                                                               --------            -------
Net cash provided by operating activities                                         1,613                408
                                                                               --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from disposition of property and equipment                          3,701                251
 Capital expenditures                                                            (6,136)            (3,333)
 Acquisition of Sharewell, Inc., net of cash acquired                                --             (3,727)
                                                                               --------            -------
Net cash used for investing activities                                           (2,435)            (6,809)
                                                                               --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                                     28,554                 --
 Net borrowings under revolving credit agreements                                 7,150              2,000
 Principal payments on long-term debt                                           (32,377)            (4,271)
 Proceeds from issuance of long-term debt                                            --             11,000
 Purchases of common stock                                                           --             (1,026)
                                                                               --------            -------
Net cash provided by financing activities                                         3,327              7,703
                                                                               --------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,505              1,302
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    819                949
                                                                               --------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  3,324            $ 2,251
                                                                               ========            =======

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Transfers of drilling equipment parts from inventories to property
  and equipment                                                                $  3,620            $ 2,227
 Conversion of promissory note into shares of common stock                        2,500                 --
 Amounts recorded in connection with acquisitions:
  Fair value of net assets acquired, including goodwill                              --             26,257
  Amount due in connection with acquisition of ENSCO Technology
   Company net assets, net of cash acquired                                          --             11,488
  Issuance of long-term debt                                                         --             10,792
  Issuance of long-term debt to reacquire equity interest in subsidiary              --              2,154
  Issuance of warrants                                                               --                250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                 $  1,908            $   900
 Income taxes paid                                                                  522                458

           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 1995, and related notes thereto, included in the Registration Statement on Form S-1, as amended (Reg. No. 333-03405), filed by Drilex International Inc. with the Securities and Exchange Commission. All references herein to the "Company" include Drilex International Inc. and its subsidiary companies unless otherwise indicated or the context otherwise requires.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

2. INVENTORIES

      Inventories consist of the following:

                             SEPTEMBER 30,  DECEMBER 31,
                                 1996           1995
                             -------------  ------------
                              (IN THOUSANDS OF DOLLARS)

Drilling equipment parts            $9,223        $7,573
Work in process                        746           686
                                    ------        ------
                                    $9,969        $8,259
                                    ======        ======

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

   Long-term debt consists of the following (see Note 4):

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996           1995
                                                                      --------------  -------------
                                                                        (IN THOUSANDS OF DOLLARS)
Bank Credit Agreement:
 Revolving Credit Facility                                                  $ 5,050        $ 9,200
 Term Note                                                                       --         16,578
Promissory Note payable to Posi-Trak Mud Motors, Inc.                         1,333          1,333
Promissory Note payable to Cobb Directional Drilling Company, Inc.              500            750
Promissory Notes payable to former stockholders of Sharewell                  3,743          4,431
Promissory Note payable to ENSCO Technology                                      --          3,561
Convertible Promissory Note payable to ENSCO Technology                          --          2,500
                                                                            -------        -------
                                                                             10,626         38,353
Less: current maturities                                                     (2,471)        (5,886)
                                                                            -------        -------
                                                                            $ 8,155        $32,467
                                                                            =======        =======

   On September 16, 1996, the Company entered into an amended and restated credit agreement with a bank (the "Bank Credit Agreement") which replaced the Company's previous bank credit agreement. The Bank Credit Agreement consists of an unsecured revolving line of credit (the "Revolving Credit Facility") which matures on September 30, 1999. The Revolving Credit Facility provides for borrowings of up to $15,000,000, of which up to $3,000,000 may be used for letters of credit. As of September 30, 1996, $9,611,000 was available for borrowing under the Revolving Credit Facility, of which $2,661,000 was available for letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate per annum, at the Company's election, equal to
(i) a Eurodollar or Eurosterling interbank offered rate plus 3/4% or (ii) the bank's prime rate. The Bank Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, pay dividends, enter into unrelated lines of business, undertake transactions with affiliates and make investments.

4. STOCKHOLDERS' EQUITY

   In July 1996, the Company consummated its initial public offering of common stock at a price to the public of $16 per share (the "Offering"). The Company sold 2,000,000 shares of its common stock and received proceeds of $29,760,000 (after underwriting discounts of $2,240,000 but before other
expenses of the Offering, which amounted to approximately $1,420,000).   As part
of the Offering, ENSCO International Incorporated, the holder of a Convertible Promissory Note issued by the Company in connection with the acquisition of the assets of ENSCO Technology (the "ENSCO Technology Acquisition"), converted such note into 361,962 shares of the Company's common stock and sold those shares to the public. The Company did not receive any proceeds from the sale of ENSCO International Incorporated's shares. The Company used the proceeds that it received from the Offering to: (i) retire the outstanding principal amounts on the term note under the previous bank credit agreement and a promissory note issued in connection with the ENSCO Technology Acquisition, along with accrued interest on such notes through the date of retirement; and (ii) repay $11,300,000 of outstanding borrowings under the revolving credit facility of the previous bank credit agreement. In connection with the retirement of the term note, the Company terminated a related interest rate swap agreement, resulting in cash proceeds to the Company of approximately $57,000.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

   The underwriting discounts and other expenses of the Offering are reflected as a reduction of the proceeds from the Offering in additional paid-in capital on the Company's consolidated balance sheet as of September 30, 1996. A related accrual for unpaid expenses of approximately $156,000 is included in other accrued liabilities.

5. PER SHARE INFORMATION

   Per share information is based on the weighted average number of common shares outstanding during each period and, if dilutive, the weighted average number of common equivalent shares resulting from the assumed conversion of outstanding stock options and warrants. Shares issued by the Company during the one-year period prior to the filing of its Registration Statement (see Note
4) have been included in the computation of weighted average shares from the date of inception (using the treasury stock method and the anticipated initial public offering price).

6. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding the Company's financial condition as of September 30, 1996 and its results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995. Statements regarding future financial performance and results and the other statements that are not historical facts contained in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to exploration and development decisions to be made in the future by oil and gas exploration and development companies, market factors, the market price of oil and natural gas, future operations and costs, unanticipated technological changes and other factors detailed in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-03405) (the "Registration Statement"), filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the Consolidated Financial Statements of the Company, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Registration Statement.

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

                                      THREE MONTHS                  THREE MONTHS               NINE MONTHS          NINE MONTHS
                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                          1996                          1995                      1996                 1995
                             ------------------------------  ----------------------------  -------------------  -------------------
                                                PERCENT                        PERCENT                PERCENT              PERCENT
                                                 OF NET                        OF NET                 OF NET               OF NET
                                 AMOUNT         REVENUES        AMOUNT        REVENUES      AMOUNT   REVENUES    AMOUNT   REVENUES
                             --------------  --------------  -------------  -------------  --------  ---------  --------  ---------
                                                                     (DOLLARS IN THOUSANDS)
Net revenues                       $20,075           100.0%       $14,493          100.0%  $58,125      100.0%  $37,363      100.0%
Operating expenses:
  Costs of sales and operations     11,513            57.4          8,694           60.0    35,238       60.6    22,470       60.1
  Selling, general and
    administrative expenses          4,464            22.2          3,379           23.3    13,189       22.7     9,095       24.4
  Depreciation and amortization      1,679             8.4          1,009            7.0     4,840        8.3     2,704        7.2
                                   -------           -----        -------          -----   -------      -----   -------      -----
Operating income                     2,419            12.0          1,411            9.7     4,858        8.4     3,094        8.3
Interest expense                      (188)            (.9)          (501)          (3.4)   (1,827)      (3.2)   (1,147)      (3.1)
                                   -------           -----        -------          -----   -------      -----   -------      -----
Income before income taxes
  and minority interests             2,231            11.1            910            6.3     3,031        5.2     1,947        5.2
Provision for income taxes            (803)           (4.0)          (328)          (2.3)   (1,091)      (1.9)     (701)      (1.9)
Minority interests                    (149)            (.7)            (8)            --       (42)        --      (106)       (.3)
                                   -------           -----        -------          -----   -------      -----   -------      -----
Net income                         $ 1,279             6.4%       $   574            4.0%  $ 1,898        3.3%  $ 1,140        3.0%
                                   =======           =====        =======          =====   =======      =====   =======      =====

   Comparison of Three Months Ended September 30, 1996 and 1995

   Consolidated revenues for the three months ended September 30, 1996 were $20.1 million, an increase of 39% from revenues of $14.5 million for the corresponding period in the prior year. The $5.6 million increase was primarily attributable to the ENSCO Technology Acquisition (which was effective as of September 30, 1995) and approximately $2 million in product sales and associated service work to the Far East. Increased precision drilling services revenues in Venezuela, Alaska and Argentina were offset by decreased revenues from the North Sea and from the Company's trenchless services operations. For the third quarter of 1996, rental and service revenues in Texas and Louisiana were lower than anticipated due, in part, to weather-related disruptions in Texas, measurement-while-drilling (MWD) equipment failures in the deep and hot sections of the Austin Chalk formation and the consolidation of operations in Louisiana.

   Costs of sales and operations increased from $8.7 million in the third quarter of 1995 to $11.5 million in the third quarter of the current year. This increase is primarily attributable to the ENSCO Technology Acquisition and the sales to the Far East. As a percentage of revenues, costs of sales and operations decreased from 60.0% in the third quarter of 1995 to 57.4% in the third quarter of the current year. The decrease in costs of sales and operations as a percentage of revenues is primarily attributable to unusually high margins associated with the Far East sales, partially offset by the operations acquired in the ENSCO Technology Acquisition. ENSCO Technology's margins have historically been less than the Company's pre-existing oilfield drilling services (excluding the ENSCO Technology and Sharewell Acquisitions) due to higher costs associated with MWD equipment and third-party motor rentals.

   During the third quarter of 1996, the Company completed the consolidation of certain facilities from the Cobb and Sharewell Acquisitions with the Company's existing facilities in Louisiana and the United Kingdom, respectively. The Company also deployed MWD equipment to areas that were previously renting third-party MWD units. Five additional MWD systems have been purchased for delivery in the fourth quarter of 1996 to support the Company's Venezuelan and Louisiana Gulf Coast operations. To optimize the expanded operations, the Company is combining its guidance instrumentation support services into a single Houston facility. This centralization of personnel, controls and procedures is expected to reduce costs, enhance guidance instrument performance and improve service delivery.

   Selling, general and administrative expenses increased from $3.4 million in the third quarter of 1995 to $4.5 million in the third quarter of 1996. As a percentage of revenues, such expenses decreased from 23.3% in the third quarter of 1995 to 22.2% in the third quarter of 1996. The dollar increase in selling, general and administrative expenses is primarily attributable to the ENSCO Technology Acquisition. Corporate overhead increased $0.3 million, largely due to additional personnel costs associated with the support of these newly acquired operations.

   Depreciation and amortization increased from $1.0 million in the third quarter of 1995 to $1.7 million in the third quarter of 1996. This increase was primarily associated with the ENSCO Technology Acquisition and net additions to property and equipment.

   Interest expense decreased from $0.5 million in the third quarter of 1995 to $0.2 million in the third quarter of 1996. Beginning in the third quarter of 1996, interest expense has been substantially reduced as a result of retiring approximately $32.2 million in debt in connection with the Offering (see Notes 3 and 4 of the Condensed Notes to Consolidated Financial Statements).

   Comparison of Nine Months Ended September 30, 1996 and 1995

   Consolidated revenues for the nine months ended September 30, 1996 were $58.1 million, an increase of 56% from revenues of $37.4 million for the corresponding period in the prior year. The $20.7 million increase was primarily attributable to the ENSCO Technology Acquisition, the $2 million in Far East sales and a full nine months of operations associated with the Sharewell Acquisition (which was effective as of May 5, 1995). Increased precision drilling services revenues in Venezuela, the Louisiana Gulf Coast, Oklahoma and Alaska were largely offset by decreased revenues from the North Sea and Argentina.

   Costs of sales and operations increased from $22.5 million in the first nine months of 1995 to $35.2 million in the first nine months of the current year. This increase is largely attributable to the ENSCO Technology Acquisition, along with a full nine months of operations associated with the Sharewell Acquisition. As a percentage of revenues, costs of sales and operations increased from 60.1% in the first nine months of 1995 to 60.6% in the first nine months of the current year. The increase in costs of sales and operations as a percentage of revenues is primarily attributable to the operations acquired in the ENSCO Technology Acquisition, as discussed above, and the Sharewell Acquisition, partially offset by the unusually high margins associated with the Far East sales. Sharewell's margins were lower than the Company's pre-existing oilfield drilling services due to sales of third-party equipment. Included in costs of sales and operations for the first nine months of the current year are incremental engineering project costs of approximately $0.3 million for the replacement of third-party drilling motors with Drilex motors.

   Selling, general and administrative expenses increased from $9.1 million in the first nine months of 1995 to $13.2 million in the first nine months of 1996. As a percentage of revenues, such expenses decreased from 24.4% in the first nine months of 1995 to 22.7% in the first nine months of 1996. The dollar increase in selling, general and administrative expenses is primarily attributable to the ENSCO Technology Acquisition, along with a full nine months of expenses associated with the Sharewell Acquisition. Corporate overhead increased $0.9 million, primarily for additional personnel costs associated with the support of these newly acquired operations. Also included in selling, general and administrative expenses for the first nine months of 1996 is a charge of approximately $0.3 million for an increase of the Company's allowance for doubtful accounts related primarily to two Australian customers of Sharewell. The impact of this charge on the Company's net income was approximately $150,000.

   Depreciation and amortization increased from $2.7 million in the first nine months of 1995 to $4.8 million in the first nine months of 1996. This increase was primarily associated with the ENSCO Technology and Sharewell Acquisitions.

   Interest expense increased from $1.1 million in the first nine months of 1995 to $1.8 million in the first nine months of 1996. This increase was primarily due to debt incurred in connection with the ENSCO Technology and Sharewell Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had working capital of $19.5 million, compared to working capital of $13.4 million at December 31, 1995. This increase primarily reflects the retirement of current maturities of debt with proceeds from the Offering (as discussed below) along with increased cash from operations.

   Capital expenditures for the first nine months of 1996 were $6.1 million. These expenditures included $3.9 million for acquisitions of new MWD systems and replacement of "lost-in-hole" MWD systems. The Company expects to spend approximately $3.1 million for capital expenditures during the remaining three months of 1996. Such expenditures are expected to relate primarily to acquisitions of new MWD systems.

   During the remainder of 1996, the Company expects to fund its working capital, anticipated capital expenditures and debt maturity requirements primarily through cash provided by operating activities and available revolving credit borrowing capacity. The Company carries substantial inventory and accounts receivable, and will require increased working capital as its revenues grow.

   In July 1996, the Company consummated the Offering at a price to the public of $16 per share. The Company sold 2,000,000 shares of its common stock and received proceeds of $29.8 million (after underwriting discounts of $2.2 million but before other expenses of the Offering, which amounted to approximately $1.4 million). As part of the Offering, ENSCO International Incorporated, the holder of a Convertible Promissory Note issued by the Company in connection with the ENSCO Technology Acquisition, converted such note into 361,962 shares of the Company's common stock and sold those shares to the public. The Company did not receive any proceeds from the sale of ENSCO International Incorporated's shares. The Company used the proceeds that it received from the Offering to: (i) retire the outstanding principal amounts on the term note under the previous bank credit agreement and a promissory note issued in connection with the ENSCO Technology

Acquisition, along with accrued interest on such notes through the date of retirement; and (ii) repay $11.3 million of outstanding borrowings under the revolving credit facility of the previous bank credit agreement. In connection with the retirement of the term note, the Company terminated a related interest rate swap agreement. The termination of such swap agreement resulted in the Company receiving cash proceeds of approximately $57,000.

   On September 16, 1996, the Company entered into an amended and restated credit agreement with a bank (the "Bank Credit Agreement") which replaced the Company's previous bank credit agreement. The Bank Credit Agreement consists of an unsecured revolving line of credit (the "Revolving Credit Facility") which matures on September 30, 1999. The Revolving Credit Facility provides for borrowings of up to $15.0 million, of which up to $3.0 million may be used for letters of credit. As of November 1, 1996, $9.0 million was available for borrowing under the Revolving Credit Facility, of which $2.9 million was available for letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate per annum, at the Company's election, equal to (i) a Eurodollar or Eurosterling interbank offered rate plus 3/4% or (ii) the bank's prime rate. The Bank Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, pay dividends, enter into unrelated lines of business, undertake transactions with affiliates and make investments.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.

        4.1 Amended and Restated Credit Agreement dated as of September 16, 1996 among the Company, Drilex Systems, Inc., Cobb Directional Drilling Company, L.L.C., Sharewell, Inc., Drilex Systems Limited and Texas Commerce Bank National Association, as lender.

        4.2 Dollar Note dated September 16, 1996 of the Company, Drilex Systems, Inc., Sharewell, Inc. and Cobb Directional Drilling Company, L.L.C. payable to the order of Texas Commerce Bank National Association.

        4.3 Interest Rate Agreement dated as of September 16, 1996 among Texas Commerce Bank National Association, the Company, Drilex Systems, Inc., Cobb Directional Drilling Company, L.L.C., Sharewell, Inc. and Drilex Systems Limited.

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



                                          DRILEX INTERNATIONAL INC.


Date: November 12, 1996         By:           /s/ JOHN FORREST
                                   -------------------------------------------
                                                John Forrest
                                    President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: November 12, 1996         By:         /s/ G. BRUCE BROUSSARD
                                   -------------------------------------------
                                              G. Bruce Broussard
                                   Vice President - Finance and Administration
                                                and Secretary
                                   (Principal Financial Officer and Principal
                                                Accounting Officer)