Form 10-K
period 1996-12-31
DRILEX INTERNATIONAL INC
filed 1997-03-28
CIK 1013036

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1996

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission File No. 0-20689

                           DRILEX INTERNATIONAL INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0438889
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


          15151 SOMMERMEYER
           HOUSTON, TEXAS                                 77041
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                (713) 937-8888
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                    Common Stock, par value $.01 per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 27, 1997, there were 6,663,356 shares of Drilex International Inc. Common Stock, $.01 par value, issued and outstanding, 2,450,264 of which, having an aggregate market value of $27,718,612, were held by non-affiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement related to the Registrant's 1997 Annual Stockholders Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     9
 Item 3.  Legal Proceedings..............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders............     9
          Executive Officers of the Registrant...........................    10
 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    11
 Item 6.  Selected Financial Data........................................    12
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    13
 Item 8.  Financial Statements and Supplementary Data....................    19
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    38
 PART III
 Item 10. Directors and Executive Officers of Registrant.................    38
 Item 11. Executive Compensation.........................................    38
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    38
 Item 13. Certain Relationships and Related Transactions.................    38
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K.............................................................    38

                                    * * * *

  The statements regarding the industry outlook, the Company's expectations regarding growth in the precision drilling segment, the Company's expectations regarding the future performance of its businesses, and other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to the exploration and development decisions to be made in the future by oil and gas exploration and development companies, market factors, market prices of natural gas and oil, future operations and costs, unanticipated technological changes and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Drilex International Inc. ("Drilex" or the "Company") is a leading provider of products and services used in directional, horizontal and other precision drilling of oil and gas wells, oilfield workover operations, environmental remediation applications, and trenchless pipeline and cable laying applications. The Company's products and services include comprehensive computerized well planning and engineering services, supervision of drilling operations and project management, a full range of high performance downhole positive displacement motor systems, guidance systems (such as measurement-while-drilling (MWD) instrument systems and steering tools), and other related downhole tools. Drilex was one of the pioneers in the development of downhole drilling motors in the early 1980s and is now a leader in the design and manufacture of high-performance, multi-lobed positive displacement drilling motors. The Company employs its drilling motors in its own service operations and also provides motors for sale or rent under the internationally recognized "Drilex" brand name to oil and gas exploration and development companies and oilfield service contractors. The Company currently operates from 19 locations around the world and has approximately 380 employees. In addition, the Company has a number of agencies around the world which are all authorized by the Company for sales and service. Oilfield applications accounted for approximately 84% of the Company's revenues in 1996.

  The Company's predecessor, Drilex Systems, Inc. ("DSI"), was formed in Scotland in 1981 and was subsequently acquired by MascoTech, Inc. ("MascoTech") in 1984. In March 1994, DRLX Partners, L.P. and John Forrest (a founder of DSI and the current President and Chief Executive Officer of the Company) purchased DSI from MascoTech following MascoTech's decision to exit the oilfield services business (the "DSI Acquisition"). On September 30, 1994, the Company acquired substantially all of the fixed assets of Cobb Directional Drilling Company, Inc. and its affiliate, Posi-Trak Mud Motors, Inc. (the "Cobb Acquisition"), an independent directional drilling contractor and provider of drilling motors for the U.S. Gulf of Mexico region. On May 5, 1995, the Company acquired the stock of Sharewell, Inc. (the "Sharewell Acquisition"), a leading provider of guidance services and equipment to the trenchless drilling market worldwide and a significant supplier of guidance and survey instruments to the oilfield precision drilling industry. On September 30, 1995, the Company acquired substantially all of the net assets of ENSCO Technology Company (the "ENSCO Technology Acquisition"), a wholly owned subsidiary of ENSCO International Incorporated. ENSCO Technology Company was an independent provider of precision drilling services, with special emphasis on horizontal drilling and was among the largest precision drilling service companies in the Austin Chalk formation. The Company completed the initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"), in July 1996. During the third and fourth quarters of 1996, the Company substantially completed the consolidation of facilities and operations in Texas, Louisiana and the United Kingdom. During 1996, the Company also substantially completed the combination of its guidance instrumentation support services into a single Houston facility which is expected to reduce costs, enhance guidance instrument performance and improve service delivery.

  Unless the context otherwise requires, references herein to the "Company" or "Drilex" refer to Drilex International Inc. and its consolidated subsidiaries viewed as a single entity and include its predecessors. The Company's principal executive offices are located at 15151 Sommermeyer, Houston, Texas 77041, and its telephone number at such address is (713) 937-8888.

BUSINESS STRATEGY

  The Company's business strategy is built upon Drilex's premier line of downhole positive displacement drilling motors and emphasizes (i) providing the highest quality oilfield precision drilling and related customer support services in key geographic markets where demand for precision drilling services is concentrated, (ii) maximizing delivery of its core products, either through sales, rentals or alliance arrangements, into other geographic markets where the Company does not focus its service efforts, and (iii) capitalizing on its technical strengths by developing opportunities to deliver its core products and services into emerging oilfield and nonoilfield markets where the Company's technical expertise can provide significant advantages. The Company also intends to explore additional opportunities for external growth through acquisitions of businesses to complement the Company's existing operations.

  Drilex intends to continue its emphasis on delivering responsive, reliable and high quality oilfield precision drilling services in key geographic markets. The Company currently operates both onshore and offshore and concentrates its activities in the United States (Texas, Louisiana, Mid Continent, Rocky Mountains, California and Alaska), Venezuela, the European Continental Shelf, Canada and the Far East. Each of these markets is characterized by substantial oilfield development activity (as opposed to new exploration activity) and a relatively high number of technically challenging situations that require high quality precision drilling operations. The Company concentrates its service activities in its key geographic markets in order to develop and capitalize on the Company's local knowledge and to take advantage of the regional experience and expertise of its drilling supervisors and other technical field personnel, as well as to achieve scale operating efficiencies. Furthermore, the high level of activity conducted by the Company in concentrated geographic areas permits a focused application engineering effort, which allows the Company to refine its products and services to meet the needs of its customers on a more effective basis.

  The Company also utilizes other distribution channels to maximize delivery of its products to areas outside of its key geographic markets. Since its inception, the Company has successfully marketed its drilling motors on a sale and rental basis to oil and gas exploration and development companies and other oilfield service contractors. The Company intends to continue strengthening its existing distribution channels and to expand its product distribution in those markets where the Company is not a significant service competitor. In particular, the Company is seeking to establish alliance arrangements with several large oilfield service companies, which would permit these companies to include Drilex motors in their comprehensive offerings of oilfield products and services in certain markets. These alliances do not, in general, constitute long-term purchase commitments by the other party.

  The Company plans to continue to build upon its technical drilling capabilities by further developing opportunities in emerging markets where the Company's expertise can provide competitive advantages. In particular, the Company believes that the development and rapid growth in the use of coiled tubing for oilfield workover, redrilling and recompletion operations has provided a significant opportunity for growth in the use of precision drilling technology for slim-hole applications. The Company has become a leading supplier of smaller diameter drilling motors and related equipment for coiled tubing operations and intends to maintain this leadership position as coiled tubing operations increasingly become a substitute for conventional drilling operations. Drilex has also been successful in developing opportunities for precision drilling in the environmental remediation and trenchless services markets, which the Company believes offer significant opportunities for growth.

  The Company continually reviews opportunities for growth through the acquisition of other businesses to complement its existing operations. Since the DSI Acquisition, the Company has expanded its presence in certain of its key geographic markets for oilfield precision drilling services and obtained additional opportunities to expand its distribution of Drilex-manufactured motors to replace third-party motors. In addition, the Company's MWD/Guidance equipment fleet has been substantially expanded. The Company will continue to explore opportunities involving acquisitions of other businesses to expand distribution of the Company's products and services, to add key technologies, to gain access to attractive industry niches, and to otherwise enhance its market presence.

PRODUCTS AND SERVICES

 OILFIELD PRECISION DRILLING APPLICATIONS

  Precision Drilling Services. The Company provides comprehensive precision drilling services for oil and gas drilling and workover applications, including computerized well planning, on-site drilling supervision, maintenance and support, and post-well analysis. In many oilfield applications, precision drilling techniques offer significant economic advantages over conventional vertical drilling techniques, such as reduced drilling time and expense, increased well production and enhanced reservoir recovery. The high torque, speed and performance offered by current-generation downhole drilling motors permit the use of precision drilling techniques as a practical alternative to conventional drilling even for vertically drilled wells. Customers for oilfield precision drilling services are concentrated primarily among major and large independent oil and gas companies. Because of the complexity involved in precision drilling, these customers typically rely on specialized precision drilling service contractors to manage the entire process of drilling the horizontal or directional portion of a well. Precision drilling services require high performance drilling motors, sophisticated guidance systems and analytical tools, and an experienced staff of wellsite and technical support personnel. The Company's drilling motors operate in conjunction with various guidance systems (including MWD instrument systems and steering tools) provided by the Company or other oilfield service companies. While the Company has its own line of steering instruments, which it assembles from sub-assemblies obtained from various third parties, Drilex currently obtains all its MWD instrument systems from two third-party manufacturers. See "--Dependence on Certain Third-Party Suppliers."

  Drilex has applied its technical drilling expertise to the development of services for slim-hole production service, workover applications, coiled tubing systems and "extended-reach" drilling. Production services typically involve running small-diameter (3 1/2 inches or less) drilling motors on either coiled tubing or workover strings for remedial work in existing wells, for cleaning, deepening and recompleting a well or drilling a sidetrack well. Workover applications involving the Company's services frequently entail re-entering a well and replacing its existing completion with horizontal drain holes to increase the well's product performance and extend the life of the well. Other workover services provided by the Company include drilling out cement and removing fill, scale or heavy wax; cleaning production tubing and casing; milling casings, packers, junk and plugs; fishing; and well deepening. Coiled tubing systems require specialized services, which utilize small diameter drilling motors to develop mechanical power downhole. With the power generated by the downhole drilling motor, coiled tubing systems can be used for a variety of drilling operations, including conventional open-hole drilling, coring, under-reaming, well deepening, medium-radius drilling, horizontal drilling, setting whipstocks and milling. Extended-reach development projects typically involve the drilling of numerous wells from a single, stationary drilling location. This technology can provide substantial reductions in capital requirements for development drilling, particularly in offshore locations.

  Precision Drilling Products. Drilex was one of the pioneers in the development of downhole drilling motors in the early 1980s and is now a worldwide leader in the design and manufacture of high-performance, multi-lobed positive displacement drilling motors. Drilex was the first manufacturer to produce a high-torque downhole motor designed to drive a rock bit at its optimal (relatively low) speed, thereby increasing the life of the bit and reducing the risk of the bit breaking apart in the wellbore. Through its manufacturing operations, Drilex is able to maintain close control over the performance and quality characteristics and pricing of the drilling motors used in its service operations. The Company's drilling motors have the ability to generate power from a wide range of drilling fluids (both oil-based and water-based fluids and compressed air) and to operate at both high and low speeds.

  Downhole positive displacement drilling motors consist of four basic elements: the power section, the transmission section, the output shaft assembly and the motor casing. The Company's positive displacement motors utilize a multi-lobed power section consisting of a rotor/stator combination that is attached directly to the drillstring and is driven by drilling fluid pumped down the drillstring to turn the drill bit. The power section operates without lubrication (other than from the drilling fluid itself) and is designed to withstand the highly abrasive drilling fluids being passed through it. The stator and rotor comprising the power section act together as a system of gears--one inside the other. The outer gear (the stator) consists of a molded elastomer with at least three gears (or lobes), and is enclosed by a metal tube. Positioned inside the stator is an internal gear called the rotor, which is made of steel and has one fewer lobe than the stator. The difference between the rotor/stator lobe configuration creates a spiral series of gaps, which, during drilling operations, are filled with drilling fluid. Under pressure, the fluid within this spiral acts as a wedge. Hydraulic force applied to the top of the wedge applies a force on the rotor. Due to the helical shape of the rotor, this application of fluid force onto the rotor causes rotation.

  The rotation from the power section is applied to the transmission section, which is a drive shaft that converts the complex eccentric rotary motion from inside the power section to transmit high downward thrusts and torque to the output shaft assembly at varying rotational speeds. The transmission section can be configured in a variety of forms to meet differing drilling objectives. The output shaft assembly provides the drive to the drill bit. The complex, multi-stack ball track bearing design mounted on this element must be able to tolerate the maximum bit thrust as well as high levels of vibration and the reactive force of the weight on the bit, which operates in an upward direction. The motor casing is a precision-manufactured shell that encases the other elements of the motor. While the motor casings are thin-walled, they are designed to maximize the structural integrity of the motor.

  Drilex has designed its drilling motors to optimize flexibility, power and reliability. Drilex motors have demonstrated high performance capabilities and reliability even in arctic locations and in severe downhole environments, both onshore and offshore, where the motors encounter extremely high temperatures, hard rock, sour gas, high sand content formations, highly abrasive muds and environmentally sensitive fluids. The Company's motors are used for a wide variety of wellbore drilling applications, including initial spudding of wells, vertical drilling, directional drilling, horizontal drilling, tangent drilling, under-reaming, casing cutting, coring, conductor drill down and fishing. In addition, the Company's motors are used in a variety of production services, workover applications and coiled tubing operations.

  Drilex maintains an inventory of drilling motors in sizes ranging from 1 11/16 to 9 1/2 inches in outside diameter, which are capable of drilling holes in sizes ranging from 6 inches to 36 inches in diameter, depending on the application. Approximately 31% of the Company's drilling motor inventory is designed for slim-hole applications, such as workover, redrilling and recompletion tasks. The Company's slim-hole product line has increased substantially over the past four years, primarily reflecting the Company's product development efforts to meet the substantial growth in coiled tubing operations since 1993. The Company's wide range of drilling motors permits the selection of the precise combination of size, torque, speed and bearing configuration to meet the anticipated drilling conditions for a specified project.

  Drilex uses its motors as a service tool, a rental tool and a direct sale product, although rentals and sales have become a less significant part of the Company's business in recent years. Motor rental involves renting the equipment directly to oil and gas companies or oilfield service contractors for use in the drilling of vertical, horizontal and directional wells. The Company believes that its wide range of motor types and reputation for high reliability and service gives it a distinct competitive advantage in the drilling motor rental market.

  The Company's drilling motors operate in conjunction with various guidance systems (including MWD instrument systems and steering tool systems) provided by the Company or other oilfield service companies. The Company's drilling motors are also sometimes operated together with logging-while-drilling equipment, which the Company does not provide. While the Company has its own line of steering instruments, which it assembles from sub-assemblies obtained from various third parties, it obtains its MWD instrument systems from third-party manufacturers. The Company's MWD instrument systems and steering tools are modular and readily transportable.

 ENVIRONMENTAL REMEDIATION AND TRENCHLESS APPLICATIONS

  The Company has applied its technical drilling capabilities for use in shallow well horizontal drilling for environmental remediation applications and trenchless pipeline and cable installations.

  In its environmental remediation operations, Drilex focuses on groundwater remediation activities. The Company uses its drilling systems to drill horizontal wellbores beneath contaminated sites, so that extraction and remediation of the contamination can take place at a much improved rate. Horizontal drilling provides total cost and performance advantages to conventional vertical drilling of sampling and treatment wells, primarily because horizontal drilling requires fewer wells and surface installation facilities and allows contaminants beneath fixed structures to be reached.

  The Company attempts to provide its environmental remediation services in a manner so as to minimize its handling of materials that may be classified as hazardous substances or wastes. In addition, the Company generally obtains indemnity agreements from its environmental remediation services customers requiring such customers to indemnify the Company against any liability that may arise from the Company's handling of such materials in the course of performing a contract for these services. There is no assurance, however, that such contractual indemnity will, in all instances, be effective or sufficient to protect the Company from liability for claims arising from its handling of hazardous materials in connection with its environmental services operations.

  Through its Sharewell subsidiary, the Company also provides precision drilling services and equipment for trenchless pipeline and cable laying applications, which primarily involve horizontal boring underneath city streets and structures to enable the "trenchless" delivery of conduits in densely built areas, as well as subsurface crossings of rivers, streams and other bodies of water. Sharewell is a leading provider of guidance systems to the trenchless drilling industry worldwide. Applications for trenchless services include subsurface installations of fiber optics lines, cable systems and utility pipelines and wiring.

  The Company provides complete horizontal drilling services for environmental remediation and trenchless services using two specialized mobile slant drilling rigs that it designed and built. The rigs utilize a closed-loop circulation system that captures, cleans and recirculates the drilling fluid, eliminating the need for earthen mud pits at the well site. The rigs are compact, requiring an area as small as 50 feet x 100 feet for four trailer-mounted rig components. Surface rotary power and downhole motors may be used to advance the drillstring. This equipment provides the Company with the capability to drill a six-inch diameter hole approximately 30 feet below surface and hit a two-feet in diameter target point 1,500 feet away. During 1996, the Company completed two significant environmental remediation projects. The Company's environmental remediation and trenchless services operations accounted for approximately 16% of the Company's revenues in 1996.

CUSTOMERS

  The Company's customers for oilfield precision drilling services and products are concentrated primarily among major and large independent oil and gas companies, conventional drilling contractors and certain other oilfield service contractors. Customers for the Company's environmental remediation services include environmental service contractors, engineering consulting firms, petrochemical companies, hydrocarbon transportation companies and military and other governmental organizations. Customers for trenchless services include telephone and other utilities, as well as general contractors.

  For the year ended December 31, 1996, two customers each accounted for approximately 10% of the Company's revenues. While the Company is not dependent on any one customer, the loss of one of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

MARKETING AND SALES

  The Company markets and sells its services and products directly through its sales force and operating managers, utilizing the Company's 12 domestic and 7 international locations. In addition, in certain foreign markets where the Company does not maintain offices, the Company utilizes sales representatives and local agents to enhance its marketing and sales efforts. The Company also places print advertising in trade and technical publications targeted to the Company's customer base and publishes technical papers, which it presents at technical conferences and seminars. The Company is a qualified supplier or an approved vendor to many oil and gas production companies. The Company's jobs are generally on a per-well basis, which the Company believes is representative of current industry practices. The Company does not have a significant number of long-term service contracts.

  The Company's marketing and sales resources are generally focused in the United States (Texas, Louisiana, Mid Continent, Rocky Mountains, California and Alaska), Venezuela, the European Continental Shelf, Canada and the Far East, which comprise the largest segments of the worldwide market for precision drilling services.

  Controlled purchasing from external manufacturing vendors, combined with the focused scope of the Company's in-house manufacturing function results in a relatively short manufacturing lead time for production of the Company's drilling motors; therefore, backlog is generally not significant to the Company.

RELIANCE ON THE OIL AND GAS INDUSTRY

  The Company's business is substantially dependent upon the condition of the oil and gas industry and the industry's willingness to spend capital on drilling operations. The level of expenditures on such activities is generally dependent on the prevailing view of future hydrocarbon product prices, which are affected by the numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by the Organization of Petroleum Exporting Countries ("OPEC"), the cost of producing oil and gas and technological advances. Oil and gas prices and drilling activity have been characterized by significant volatility in recent years.

RELIANCE ON NEW PRODUCT DEVELOPMENT AND POSSIBLE TECHNOLOGICAL OBSOLESCENCE

  The market for the Company's products and services is characterized by changing technology. As a result, the Company's success is dependent upon its ability to develop new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Drilex intends to continue committing financial resources and effort to the development of new products and services.

PATENTS AND OTHER INTELLECTUAL PROPERTY

  The Company currently holds 17 U.S. patents and has one U.S. patent application pending (and 32 foreign patents covering many of the same inventions), most of which relate to the Company's positive displacement drilling motors. Although in the aggregate these patents are important to the Company, the Company generally depends on technological capabilities, manufacturing quality control and the application of know-how rather than patents in the conduct of its business. The Company does benefit from service and product name brand recognition, principally through its Drilex trademark, and considers such trademark to be important. In general, the Company will seek to protect its intellectual property rights in all jurisdictions where the Company believes the cost of such protection is warranted. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its intellectual property rights or independent development by others of competitive products or services. In addition, the laws of certain foreign countries may not protect such rights to the same extent as to the laws of the United States.

DEPENDENCE ON CERTAIN THIRD-PARTY SUPPLIERS

  The Company's two independent suppliers for MWD instrument systems are essentially the only sources for such equipment available to the Company. The Company's reliance on these limited sources subjects it to the risks of, among other things, delays in the receipt of desired quantities of MWD equipment (as a result of manufacturing delays or other reasons) and increases in prices for such equipment. The Company also relies on single suppliers for the stator molding and the thrust bearings used in the manufacture of its downhole positive displacement motors. While the Company does not anticipate any difficulties in continuing to obtain product from these single suppliers, the Company believes that adequate alternative sources are available should the need arise. Such alternative sources may, however, involve increased costs to the Company and shipment delays.

COMPETITION

  The industry in which the Company operates is highly competitive. The Company's ability to compete successfully depends on elements both within and outside of its control, including successful and timely development of new products and services, performance and quality, customer service, pricing, industry trends, and general economic trends. Several of the Company's competitors are divisions or subsidiaries of companies that are substantially larger and have greater financial and other resources than the Company.

  Competition in the oilfield services market is primarily on the basis of service quality, experience of personnel and equipment reliability, although price competition is also a significant factor. The Company believes that, in selecting from among qualified contractors for a particular precision drilling service contract, customers also consider, among other things, bidding responsiveness, the availability and technical capabilities of equipment and personnel, and the flexibility of equipment to work within the technical constraints imposed by other aspects of the drilling project (such as drill bit sizes and types, hydraulics limitations, and differing drilling fluids and borehole sizes).

OPERATIONAL HAZARDS AND INSURANCE

  The Company's operations are subject to many hazards inherent in the drilling and workover of oil and gas wells (including explosions, blow-outs, reservoir damage, loss of well control, cratering and fires), the occurrence of which could result in the suspension of drilling operations, damage to or destruction of equipment and injury or death to field personnel. Damage to the environment could also result from operations that may involve the Company or its products. The Company maintains insurance coverage in such amounts and against such risks as it believes to be in accordance with normal industry practice, and there can be no assurance that such insurance will be adequate to cover all losses or liabilities that may be incurred by the Company in its operations.

INTERNATIONAL OPERATIONS

  Drilex maintains facilities in five countries and, from time to time, conducts operations in numerous other countries. The Company's non-U.S. operations accounted for approximately 28% of the Company's revenues during the year ended December 31, 1996 (and the Company's operations in Venezuela accounted for approximately 43% of these foreign-sourced revenues). Certain information concerning the Company's operations by geographic areas is set forth in Note 15 to the Consolidated Financial Statements of the Company included elsewhere herein.

  The Company's business outside the United States is subject to various risks of international operations that are beyond its control, such as instability of foreign economies and governments, currency fluctuations, overlap of different tax structures, risks of expropriation, and changes in laws and policies affecting trade and investment. The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount by which its foreign contracts are denominated in a currency other than U.S. dollars to an amount generally equal to expenses expected to be incurred in such foreign currency. The Company has not historically engaged in and does not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations.

SEASONALITY

  The Company's business is somewhat seasonal, since domestic oil and gas drilling activities are generally lower in the first and second quarters. In addition, adverse weather conditions can curtail operations in certain regions during different parts of the year.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 380 employees. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages, and management believes that the Company's employee relations are good.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

  Many aspects of the Company's operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is generally affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry.

  The Company's operations are affected by numerous foreign, federal, state and local environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Certain environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Compliance with environmental laws and regulations may require the Company to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

  Capital expenditures for property, plant and equipment for environmental control facilities during 1996 were not material. Based on the Company's experience to date, it does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment.

ITEM 2. PROPERTIES.

  The Company's manufacturing and principal sales and service operations are conducted using the following facilities:

                                       FLOOR SPACE
       LOCATION          OWNED/LEASED (SQUARE FEET)          DESCRIPTION
       --------          ------------ -------------          -----------
UNITED STATES:
Anchorage, Alaska           Leased          685     Sales and Service
Bakersfield, California     Leased        7,500     Sales and Service
Casper, Wyoming             Leased        9,500     Sales and Service
Denver, Colorado            Leased          200     Sales
Fort Worth, Texas           Leased          200     Sales
Houston, Texas              Leased       53,750     Executive Offices,
                                                    Manufacturing, Engineering,
                                                    Sales and Service
Houston, Texas              Leased       41,366     Sales and Service
Lafayette, Louisiana        Owned        20,000     Sales and Service
New Orleans, Louisiana      Leased        1,055     Sales
Oklahoma City, Oklahoma     Leased       10,500     Sales and Service
Prudhoe Bay, Alaska         Leased          500     Repair and Maintenance
Youngsville, Louisiana      Owned        10,516     Sales and Service
INTERNATIONAL:
Aberdeen, Scotland          Leased       17,523     Sales and Service
Anaco, Venezuela            Leased       10,500     Sales and Service
Calgary, Alberta            Leased          100     Sales
Ciudad Ojeda, Venezuela     Leased       16,666     Sales and Service
Edmonton, Alberta           Leased        6,896     Sales and Service
Maturin, Venezuela          Leased        2,000     Sales
North Freemantle, West      Leased          500     Sales and Service
 Australia

  The foregoing reflects the consolidation of certain facilities in Texas, which was completed in January 1997.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved from time to time in routine litigation incidental to its business. Drilex is not currently involved in any legal proceedings that the Company believes will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is certain information regarding the executive officers of the Company as of March 31, 1997.

            NAME              AGE                     POSITION
            ----              ---                     --------
John Forrest.................  58 President and Chief Executive Officer
G. Bruce Broussard...........  53 Vice President--Finance and Administration and
                                   Secretary
Lee F. Hardin................  49 Vice President--Engineering and Manufacturing
David M. Henry...............  45 Vice President--Business Development
Charles Denton Kerr II.......  41 President--Drilex Energy Services Division of
                                   Drilex Systems, Inc.

  John Forrest has served as President, Chief Executive Officer and a director of Drilex International Inc. since its acquisition of DSI in March 1994. Mr. Forrest was a founder of the Company and served as its chief executive officer from 1981 to March 1994.

  G. Bruce Broussard was appointed to his current position in connection with the DSI Acquisition. Prior thereto, Mr. Broussard served as Controller of DSI for more than ten years.

  Lee F. Hardin was appointed to his current position in October 1995, after serving as the Company's Director of Engineering and Manufacturing since he joined the Company in August 1995. Mr. Hardin was a focus factory manager for the Drilling Systems Business Unit of Halliburton Company from April 1993 to August 1995. Prior thereto, he served as a manufacturing manager for the Directional Drilling Business Unit of Smith International, Inc. where he oversaw the production of MWD equipment and positive displacement motors.

  David M. Henry was appointed to his current position in May 1996. Prior to joining the Company, he served as Global Operations Manager of the Drilling Systems Business Unit of Halliburton Energy Services from March 1995 to May 1996. Prior thereto, he served in various positions, including Director of Engineering and Marketing, and Vice President of Operations, for the Drilling Division of Baker Hughes Incorporated from December 1980 to March 1995.

  Charles Denton Kerr II was appointed to his current position in December 1995. Prior thereto, he served as DSI's Vice President--Sales and Operations from July 1994 to December 1995, Manager, Worldwide Sales and Operations from August 1991 to July 1994, and Western Hemisphere Manager from August 1989 to August 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since July 3, 1996, the Company's common stock, $.01 par value (the "Common Stock"), has been traded on the Nasdaq Stock Market under the symbol "DRLX." As of February 27, 1997, there were 6,663,356 shares of Common Stock outstanding, held by approximately 22 stockholders of record. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

  The following table sets forth the range of high and low sale prices for the Common Stock on the Nasdaq Stock Market for the periods indicated:

                                                                   HIGH   LOW
                                                                  ------ ------
      Year ending December 31, 1996:
        3rd quarter (July 3 to September 30)..................... $17.00 $12.50
        4th quarter..............................................  18.00 $10.75

  Drilex has not paid dividends on its Common Stock since its inception and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company expects that it will retain funds generated by the Company's operations for the development and growth of its business. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including, among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law, and any restrictions imposed by the Company's current or future credit facilities and promissory notes. Provisions contained in the Company's bank credit facility (the "Credit Facility") currently prohibit the payment of dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth selected historical financial and other data for the Company. The information presented as of and for the periods ended December 31, 1996, 1995 and 1994, March 30, 1994 and December 31, 1993 is
derived from the audited consolidated financial statements of the Company and its predecessor company, DSI. The information presented as of and for the year ended December 31, 1992 is derived from the unaudited consolidated financial statements of DSI. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operation" and the Consolidated Financial Statements of the Company, including the Notes thereto, included elsewhere herein.

                                  THE COMPANY                  PREDECESSOR COMPANY(C)
                          ---------------------------------- ---------------------------
                                                 MARCH 30,
                                                    1994
                            YEARS ENDED         (INCEPTION)  JANUARY 1,   YEARS ENDED
                           DECEMBER 31,              TO       1994 TO    DECEMBER 31,
                          ------------------    DECEMBER 31, MARCH 30,  ----------------
                           1996      1995(A)      1994(B)       1994     1993     1992
                          -------    -------    ------------ ---------- -------  -------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net revenues............  $76,147    $57,526      $25,209     $ 6,357   $25,871  $24,349
Costs of sales and
 operations.............   45,696     34,606       12,924       3,364    14,093   14,326
Selling, general and
 administrative
 expenses...............   16,945     13,448        6,711       2,029     8,286   10,573
Depreciation and
 amortization...........    6,575(d)   4,492(d)     1,855         775     3,107    2,942
                          -------    -------      -------     -------   -------  -------
Operating income (loss).    6,931      4,980        3,719         189       385   (3,492)
Interest expense........   (2,079)    (1,935)        (478)       (481)   (1,893)  (1,667)
                          -------    -------      -------     -------   -------  -------
Income (loss) before
 income taxes and
 minority interests.....    4,852      3,045        3,241        (292)   (1,508)  (5,159)
Provision for income
 taxes..................   (1,727)    (1,097)      (1,166)         (3)     (152)     (84)
Minority interests......      (83)      (164)         (66)         --        --       --
                          -------    -------      -------     -------   -------  -------
Net income (loss).......  $ 3,042    $ 1,784      $ 2,009     $  (295)  $(1,660) $(5,243)
                          =======    =======      =======     =======   =======  =======
Net income per common
 and common equivalent
 share..................  $   .53    $   .40      $   .57
                          =======    =======      =======
Weighted average common
 and equivalent shares
 outstanding............    5,712      4,411        3,507
                          =======    =======      =======
OTHER DATA:
Capital expenditures....  $ 9,876    $ 5,408      $   707     $   195   $   252  $ 1,364
EBITDA (e)..............   13,506      9,472        5,574         964     3,492     (550)
Summary cash flow
 information:
  Net cash provided by
   (used for) operating
   activities...........      812       (185)         877         663       277   (3,752)
  Net cash used for
   investing activities.   (6,036)   (19,360)     (22,893)       (195)     (252)  (1,364)
  Net cash provided by
   financing activities
   (c)..................    6,957     19,415       22,965          28       503    5,379
BALANCE SHEET DATA:
Working capital.........  $22,164    $13,365      $ 9,511     $10,533   $10,717  $10,581
Total assets............   86,770     77,754       36,292      24,965    26,196   26,793
Long-term debt, less
 current maturities.....   11,883     32,467        7,633          --        --       --
Total stockholders'
 equity (c)(f)..........   57,680     23,682       19,557      22,794    22,990   24,459

--------
(a) Results for the year are not comparable to prior periods due to the ENSCO Technology and Sharewell Acquisitions.
(b) Results for the period are not comparable to prior years due to the Cobb Acquisition.
(c) The predecessor company, DSI, was a wholly owned subsidiary of MascoTech prior to its acquisition by the Company on March 30, 1994. As a wholly owned subsidiary of MascoTech, DSI was allocated interest and other expenses by its parent, and had no long-term indebtedness since its financing requirements were met through advances from MascoTech. For purposes of this presentation, such advances from MascoTech are reflected in stockholders' equity. Earnings per share are not presented for periods during which DSI was wholly owned by MascoTech.
(d) Effective April 1, 1995, the Company changed its estimated useful life for certain drilling motor components from five to seven years. This change was made to better reflect the estimated period during which these assets will remain in service. The effect of this change was an increase in net income of $248,000, or $.06 per share, for the year ended December 31, 1995, and $378,000, or $.07 per share, for the year ended December 31, 1996.
(e) EBITDA means operating income (loss) plus depreciation and amortization and is a supplemental financial measurement used by the Company in the evaluation of its business. EBITDA is not intended to represent cash flow, an alternative to net income or any other measure of performance in accordance with generally accepted accounting principles. Reference is made to the Consolidated Statement of Cash Flows contained in the Consolidated Financial Statements of the Company included elsewhere herein for a complete presentation of cash flows from operating, investing and financing activities prepared in accordance with generally accepted accounting principles.
(f) No cash dividends were declared or paid on Common Stock during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto and "Selected Financial Data" appearing elsewhere herein.

  The following discussion is intended to assist in understanding the Company's financial condition and results of operations as of and for each year in the three-year period ended December 31, 1996. The statements in this discussion regarding the industry outlook, the Company's expectations regarding growth in the precision drilling segment, the Company's expectations regarding the future performance of its businesses, and other statements which are not historical facts in this discussion are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to the exploration and development decisions to be made in the future by oil and gas exploration and development companies, market factors, market prices of natural gas and oil, future operations and costs, unanticipated technological changes and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

OVERVIEW

  The Company's business is substantially dependent upon the condition of the oil and gas industry and the willingness of oil and gas companies to spend capital on drilling and workover operations, which is generally dependent on the prevailing view of future hydrocarbon product prices. This is particularly the case in the United States, where the Company generates approximately 72% of its revenues. Expectations relative to such future prices are affected by numerous factors affecting the supply and demand for oil and natural gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by OPEC, the cost of producing oil and gas, and technological advances. Oil and gas prices and exploration and development activity have been characterized by significant volatility in recent years.

  Although overall oil and gas drilling activity as measured by the rotary rig count has declined significantly over the past 15 years, rapid increases in precision drilling technology, enhanced geological prospecting technologies (such as 3-D seismic technologies and CAEX techniques), and the demands of exploration and development companies for more precise and less costly drilling systems have driven growth in the precision drilling segment of the oilfield drilling market. Based on industry sources, the number of oil and gas wells drilled in the United States using precision drilling technology and the proportion of oil and gas wells drilled in the United States employing precision drilling technology have each increased significantly over the past five years.

  Drilex anticipates continued growth in the market for precision drilling services and expects the number of oilfield jobs employing precision drilling techniques to grow at a higher rate than the number of jobs in the overall drilling market. Moreover, with respect to jobs employing precision drilling techniques, the Company expects continued increases in the average number of feet per well drilled using a downhole drilling motor, particularly in slim-hole applications. The Company believes the growth in the number of precision drilling jobs and the increase in the utilization of precision drilling technology per job will be driven by the requirements of exploration and production companies for more precision and cost efficiency in their drilling operations, as well as the greater acceptance of precision drilling technology in the drilling industry, which has resulted from technological advancements, product improvements (which have extended equipment lives and increased penetration rates), and the expansion of downhole drilling motor technology to a wide variety of slim-hole applications. The Company also believes that, over time, the demand for hydrocarbon products will grow and that exploration and development activity will increase. The Company expects this increase in activity to be primarily driven by lower oil and gas company cost structures, technological advances and the interest of foreign countries in maintaining or expanding their production.

  Drilex International Inc. was organized by DRLX Partners L.P. and John Forrest (a founder of DSI and the current President and Chief Executive Officer of the Company) to acquire DSI (also referred to herein as the "Predecessor") from MascoTech on March 30, 1994. The Company's predecessor was originally formed in 1981.

  Since the DSI Acquisition, the Company has grown substantially through the expansion of its product and service offerings and acquisitions of complementary businesses. The Cobb and ENSCO Technology Acquisitions (completed on September 30, 1994 and 1995, respectively) expanded the Company's presence in certain of its key geographic markets for oilfield precision drilling services and provided the Company with significant opportunities to expand its distribution of Drilex-manufactured motors by employing them in the newly acquired operations. In addition, the ENSCO Technology Acquisition significantly expanded the Company's MWD capabilities, providing the Company additional opportunities to deploy its products and services. The Sharewell Acquisition (completed on May 5, 1995) also provided the opportunity to expand the Company's product distribution and significantly increased the Company's service capabilities in the emerging environmental remediation and trenchless services markets. During the third and fourth quarters of 1996, the Company substantially completed the consolidation of facilities and operations in Texas, Louisiana and the United Kingdom. During 1996, the Company also combined its guidance instrumentation support services into a single Houston facility which is expected to reduce costs, enhance guidance instrument performance and improve service delivery.

  In July 1996, the Company completed the Offering. The net proceeds to the Company of $28.3 million were used to repay debt incurred primarily in connection with the Cobb, Sharewell and ENSCO Technology Acquisitions.

  As an important part of its business strategy, the Company will continue to seek acquisitions of other businesses to expand distribution of the Company's products and services, to add key technologies, to gain access to industry niches, and to otherwise enhance its market presence.

RESULTS OF OPERATIONS

  Drilex International Inc. began operations on March 30, 1994, the effective date of the DSI Acquisition. As a result, for purposes of the following discussion, the amounts from the consolidated statement of income of Drilex International Inc. from March 30, 1994 through December 31, 1994 have been combined with the statement of income for the Predecessor for the three months ended March 31, 1994 (adjusted to a pro forma basis as if the DSI Acquisition had occurred as of January 1, 1994). The following discussion presents an analysis of such combined results for 1994 compared to the results of operations of Drilex International Inc. for each of 1995 and 1996.

                                       YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                                1996              1995              1994
                          ----------------- ----------------- -----------------
                                   PERCENT           PERCENT           PERCENT
                                    OF NET            OF NET            OF NET
                          AMOUNT   REVENUES AMOUNT   REVENUES AMOUNT   REVENUES
                          -------  -------- -------  -------- -------  --------
                                        (DOLLARS IN THOUSANDS)
Net revenues............. $76,147   100.0%  $57,526   100.0%  $31,566   100.0%
Operating expenses:
  Costs of sales and
   operations............  45,696    60.0    34,606    60.1    16,288    51.6
  Selling, general and
   administrative
   expenses..............  16,945    22.3    13,448    23.4     8,605    27.2
  Depreciation and
   amortization..........   6,575     8.6     4,492     7.8     2,324     7.4
                          -------   -----   -------   -----   -------   -----
Operating income.........   6,931     9.1     4,980     8.7     4,349    13.8
Interest expense.........  (2,079)   (2.7)   (1,935)   (3.4)     (567)   (1.8)
                          -------   -----   -------   -----   -------   -----
Income before income
 taxes and minority
 interests...............   4,852     6.4     3,045     5.3     3,782    12.0
Provision for income
 taxes...................  (1,727)   (2.3)   (1,097)   (1.9)   (1,362)   (4.3)
Minority interests.......     (83)   (0.1)     (164)   (0.3)      (66)   (0.2)
                          -------   -----   -------   -----   -------   -----
Net income............... $ 3,042     4.0%  $ 1,784     3.1%  $ 2,354     7.5%
                          =======   =====   =======   =====   =======   =====

 Comparison of 1996 and 1995

  Consolidated revenues for 1996 were $76.1 million, an increase of 32% from revenues of $57.5 million for the prior year. Of the $18.6 million increase, $11.8 million was attributable to a full year's activity for the operations acquired in the ENSCO Technology Acquisition as compared to the inclusion of only three months of such operations in 1995 (following the September 1995 effective date of the ENSCO Acquisition) and $2.4 million was attributable to a full year's activity for the operations acquired in the Sharewell Acquisition as compared to the inclusion of eight months of such operations in 1995 (following the May 1995 effective date of the Sharewell Acquisition). The remaining increases in revenues resulted from higher drilling service revenues due primarily to an increase in revenues from operations in Latin America, a $2 million product sale and associated service work in the Far East in the third quarter and increased revenues associated with the Company's United States land operations. These increases in revenue were partially offset by decreased revenues from the Company's European Continental Shelf and environmental remediation operations. The 1996 revenues were less than expected during the third and fourth quarters due to MWD equipment performance failures in the Austin Chalk, MWD delivery delays in Venezuela, the consolidation of operations in Louisiana and lower than anticipated equipment sales in the Far East.

  Cost of sales and operations increased from $34.6 million in 1995 to $45.7 million in 1996. As a percent of revenues, cost of sales and operations decreased slightly from 60.1% in 1995 to 60.0% in 1996. The margins for operations acquired in the ENSCO Technology and Sharewell Acquisitions have historically been less than the Company's pre-existing oilfield drilling services (excluding such acquisitions) due to the sale and use of third-party equipment by such acquired operations. Lower margins associated with such operations in 1996 were partially offset by higher margins associated with Far East sales in the third quarter of 1996. Of the

$11.1 million increase in cost of sales and operations, $9.2 million was due to the full year effect of the ENSCO Technology and Sharewell Acquisitions. The remaining increase of $1.9 million primarily reflects increased expenses related to higher drilling services revenues and higher engineering expenses relating to replacement of third-party drilling motors used by the operations acquired in the ENSCO and Sharewell Acquisitions. In 1995 there was a nonrecurring $0.6 million charge resulting from a trenchless business unit operational dispute.

  Selling, general and administrative expenses increased from $13.4 million in 1995 to $16.9 million in 1996. As a percent of revenues, selling, general and administrative expenses decreased from 23.4% in 1995 to 22.3% in 1996. Of the $3.5 million increase, $3.2 million was due to the full year effect of the ENSCO Technology and Sharewell Acquisitions. The remaining $0.3 million increase is attributable to increased expenses associated with becoming a publicly held company.

  Depreciation and amortization increased from $4.5 million in 1995 to $6.6 million in 1996. Of the $2.1 million increase, $1.3 million was due to the full year effect of the Sharewell and ENSCO Technology Acquisitions. The remainder of the increase is attributable to increased depreciation resulting from the capital expenditures in 1996.

  Interest expense increased from $1.9 million in 1995 to $2.1 million in 1996, primarily due to the effect of notes issued in connection with the ENSCO Technology Acquisition and the full year effect of notes issued in connection with the Sharewell Acquisition. Increases in interest expense were partially offset by the retirement of debt, including the notes issued in connection with the ENSCO Technology Acquisition, in connection with the Offering in July 1996.

 Comparison of 1995 and 1994

  Consolidated revenues for 1995 were $57.5 million, an increase of 82% from revenues of $31.6 million for the prior year. Of the $25.9 million increase, $7.9 million was attributable to the Sharewell Acquisition, $5.3 million was attributable to the ENSCO Technology Acquisition, and $5.2 million resulted from the effect of a full year's activity for the operations acquired in the Cobb Acquisition, as compared to the inclusion of only three months of such operations in 1994 (following the September 1994 effective date of the Cobb Acquisition). The remaining increase in revenues resulted from an increase in the Company's drilling services revenues, due primarily to increased operations in Texas, Europe (including the North Sea) and Eastern Venezuela. The increase in activity in Texas was a result of increased drilling activity by several major customers. Increased revenues attributable to the European markets were due to greater small motor activity, including motor sales to the Commonwealth of Independent States, and expanded market penetration. Revenues in Eastern Venezuela more than doubled to $6.2 million from 1994 levels, as drilling activity significantly expanded in this area.

  Costs of sales and operations increased from $16.3 million in 1994 to $34.6 million in 1995. As a percent of revenues, costs of sales and operations increased from 51.6% in 1994 to 60.1% in 1995. Of the $18.3 million increase, $12.0 million was due to the ENSCO Technology and Sharewell Acquisitions and the effect of a full year's activity for the operations acquired in the Cobb Acquisition. Margins for the operations acquired in the Cobb Acquisition decreased in 1995 due to increased field expenses, a greater proportion of lower-margin onshore activity than higher-margin offshore activity compared to the prior year, and increased costs associated with third-party motor rentals. Sharewell's margins were adversely affected in 1995 due to a greater proportion of lower-margin sales of third-party equipment compared to higher-margin service billings, as compared to the prior year. The margins for the operations acquired in the ENSCO Technology Acquisition were lower than the Company's other drilling operations due to low utilization of MWD equipment and the expenses associated with rentals of third-party motors.

  Costs of sales and operations related to the Company's pre-existing oilfield drilling services (excluding the Sharewell and ENSCO Technology Acquisitions) were adversely impacted in 1995 by increased engineering and manufacturing costs of approximately $0.6 million. These increases resulted from costs incurred in 1995 for development of newly designed small-diameter motors, a new concept power section for the Company's primary line of drilling motors, and equipment for slim-hole reentry drilling and workover applications. The Company began operations in Western Venezuela in 1995 and incurred $0.3 million in startup expenses for staffing personnel, freight and duties on imported equipment and facilities. Operations in this location generated only minimal revenues in 1995. In 1995, the Company's trenchless business unit absorbed a $0.6 million charge related to an operational dispute, which was settled in full in May 1996.

  Selling, general and administrative expenses increased from $8.6 million in 1994 to $13.4 million in 1995. As a percentage of revenues, selling, general and administrative expenses decreased from 27.2% in 1994 to 23.4% in 1995. Of the $4.8 million increase, $3.1 million was due to the ENSCO Technology, Sharewell and Cobb Acquisitions. Corporate overhead increased $0.8 million due to additional advertising, marketing and personnel costs associated with the support of these three acquisitions, in particular the ENSCO Technology Acquisition because of its size and complexity.

  Depreciation and amortization increased from $2.3 million in 1994 to $4.5 million in 1995. This increase was primarily due to the ENSCO Technology, Sharewell and Cobb Acquisitions, partially offset by a $0.4 million decrease resulting from an increase in the estimated useful lives for certain drilling equipment effective April 1, 1995.

  Interest expense increased from $0.6 million in 1994 to $1.9 million in 1995 due to an increase in debt to $38.4 million at December 31, 1995.
Substantially all of this increase in debt was due to the ENSCO Technology, Sharewell and Cobb Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the Offering, the Company generally funded its activities (other than its acquisitions) through cash generated from operations and short-term borrowings. The cash portion of the purchase price for each of the Cobb, Sharewell and ENSCO Technology Acquisitions was funded through borrowings under the Credit Agreement and, in the case of the Cobb and ENSCO Technology Acquisitions, from the issuance of capital stock.

  In July 1996, the Company sold 2,000,000 shares of Common Stock in the Offering and received net proceeds of $28.3 million. The Company used approximately $24.7 million of the net proceeds of the Offering to repay all of the $14.8 million in borrowings under the term loan portion and $9.9 million of the borrowings under the revolving loan portion of its then-current bank credit facility. The Company used approximately $3.6 million of the proceeds from the Offering to repay a promissory note issued to ENSCO Technology in connection with the ENSCO Technology Acquisition.

  At December 31, 1996, the Company had working capital of $22.2 million, compared to working capital of $13.4 million at December 31, 1995 and $9.5 million at December 31, 1994. The increase of $8.8 million from 1995 to 1996 primarily reflects increases in cash and inventory and decreases in current maturities of long-term debt. Inventories increased due to higher production in response to increased slim-hole opportunities and the replacement of third-party motors with Drilex motors in the operations acquired in the ENSCO Technology Acquisition. The Company's current maturities of debt were lower due to the repayment of debt from the proceeds of the Offering.

  Capital expenditures for 1996 were $9.9 million, as compared to $5.4 million for the prior year. The 1996 expenditures included $7.3 million for MWD/guidance equipment (including $3.7 million to replace equipment lost-in-hole, which amount was primarily paid by customers) and $1.0 million for machinery and equipment. The Company has budgeted approximately $8.4 million for capital expenditures (excluding acquisitions and equipment lost-in-hole) in 1997. Such budgeted expenditures include $6.6 million for MWD/guidance equipment.

  During 1997, the Company expects to fund its working capital, anticipated capital expenditures and debt maturity requirements primarily through cash provided by operating activities and borrowings under its Credit

Facility. The Company carries substantial inventory and accounts receivable, and will require increased working capital as its revenues grow. The Company believes that cash flow from operations and its Credit Facility will be adequate to support its normal working capital and capital expenditures for at least the next 12 months. However, if 1997 capital expenditures exceed expected levels or if cash flow from operations for the year is less than anticipated, the Company may need to seek an increase in its borrowing limit under the Credit Facility.

  In September 1996 the Company entered into the Credit Facility by amending and restating its prior credit facility. The Credit Facility consists of an unsecured revolving line of credit which is scheduled to mature on September 30, 1999. The Credit Facility provides for borrowings of up to $15.0 million at December 31, 1996 (which limit was increased to $20 million in February 1997), of which up to $3.0 million may be used for letters of credit. As of February 28, 1997, borrowings under the Credit Facility were $16.1 million and $3.7 million was available for borrowings. As of December 31, 1996, $5.9 million was available for borrowing under the Credit Facility, of which $2.9 million was available for letters of credit. The Credit Facility bears interest at a rate per annum, at the Company's election, equal to (i) a Eurodollar or Eurosterling interbank offered rate plus 3/4% or (ii) the bank's prime rate. The Credit Facility requires the Company to maintain certain financial covenants (including a minimum tangible net worth, a minimum fixed charge coverage ratio and maximum debt to capitalization ratios) and limits additional borrowings of the Company (other than under the Credit Facility) to no more than $5.0 million. The Credit Facility also places restrictions on the Company's ability to, among other things, pay dividends, enter into unrelated lines of business, undertake transactions with affiliates and make investments. For an additional description of the Credit Facility's terms, see Note 6 to the Consolidated Financial Statements of the Company included elsewhere herein.

  In February 1997, the Company repaid certain notes issued in connection with the Cobb Acquisition, repurchased the 96,523 shares of Common Stock held by Mr. Cobb and entered into an amendment to the non-competition provisions of Mr. Cobb's employment agreement in connection with Mr. Cobb's termination of employment, resulting in a net payment by the Company of approximately $2.7 million.

  The Company intends to continue pursuing attractive acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of working capital, cash flow from operations and bank borrowings, including the unborrowed portion of the Credit Facility, as well as issuances of additional equity.

  Due to the relatively low levels of inflation experienced in 1994, 1995 and 1996, inflation did not have a significant effect on the Company's results in such years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 in 1996 did not result in a charge to earnings.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. In adopting SFAS 123 in 1996, the Company has elected to continue the use of the "intrinsic value based method" of accounting for its employee stock option plan. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. See Note 10 to the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           DRILEX INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
DRILEX INTERNATIONAL INC. AND SUBSIDIARIES
  Independent Auditors' Report............................................  20
  Consolidated Balance Sheet as of December 31, 1996 and 1995.............  21
  Consolidated Statement of Income for the Years Ended December 31, 1996
   and 1995 and for the Period from March 30, 1994 (inception) to December
   31, 1994...............................................................  22
  Consolidated Statement of Cash Flows for the Years Ended December 31,
   1996 and 1995 and for the Period from March 30, 1994 (inception) to
   December 31, 1994......................................................  23
  Consolidated Statement of Stockholders' Equity for the Years Ended
   December 31, 1996 and 1995 and for the Period from March 30, 1994
   (inception) to December 31, 1994.......................................  24
  Notes to Consolidated Financial Statements..............................  25

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Drilex International Inc.:

  We have audited the accompanying consolidated balance sheets of Drilex International Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and stockholders' equity for the years ended December 31, 1996 and 1995 and the period from March 30, 1994 (inception) to December 31, 1994. Our audits also included the financial statement schedule listed in the Table of Contents at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Drilex International Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended and for the period from March 30, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE llp

Houston, Texas
February 11, 1997

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                      DECEMBER 31,
                                                                     ---------------
                                                                      1996    1995
                                                                     ------- -------
                               ASSETS
Current assets:
  Cash and cash equivalents......................................... $ 2,552 $   819
  Receivables:
    Trade, net of allowance for doubtful accounts of $814 and $933 at
     December 31, 1996 and 1995, respectively.......................  20,015  20,994
    Other...........................................................   1,031     694
  Inventories.......................................................  10,733   8,259
  Prepaid expenses and other current assets.........................   1,208   1,217
                                                                     ------- -------
      Total current assets..........................................  35,539  31,983
Property and equipment, net.........................................  33,909  27,557
Goodwill, net of accumulated amortization of $519 and $170 at
 December 31, 1996 and 1995, respectively...........................  13,801  14,151
Other assets, net of accumulated amortization of $1,397 and $686 at
 December 31, 1996 and 1995, respectively...........................   3,521   4,063
                                                                     ------- -------
                                                                     $86,770 $77,754
                                                                     ======= =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................. $ 8,614 $ 8,706
  Accrued compensation and related benefits.........................   1,112   1,550
  Accrued taxes, other than on income...............................     475   1,064
  Accrued income taxes..............................................     356     476
  Other accrued liabilities.........................................     347     936
  Long-term debt, current maturities................................   2,471   5,886
                                                                     ------- -------
      Total current liabilities.....................................  13,375  18,618
Long-term debt, less current maturities.............................  11,883  32,467
Other noncurrent liabilities........................................   2,944   2,182
                                                                     ------- -------
      Total liabilities.............................................  28,202  53,267
                                                                     ------- -------
Commitments and contingencies (Note 13)
Minority interests..................................................     888     805
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
   none issued                                                            --      --
  Common stock, $.01 par value; 25,000,000 shares authorized;
   shares issued: 1996--6,759,879 and 1995--4,381,205...............      68      44
  Additional paid-in capital........................................  50,777  19,845
  Retained earnings.................................................   6,835   3,793
                                                                     ------- -------
      Total stockholders' equity....................................  57,680  23,682
                                                                     ------- -------
                                                                     $86,770 $77,754
                                                                     ======= =======

                See notes to consolidated financial statements.

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                  PERIOD FROM
                                                                 MARCH 30, 1994
                                        YEAR ENDED   YEAR ENDED  (INCEPTION) TO
                                       DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                           1996         1995          1994
                                       ------------ ------------ --------------
Net revenues:
  Rental and service..................   $63,601      $43,766       $21,850
  Equipment sales.....................    12,546       13,760         3,359
                                         -------      -------       -------
                                          76,147       57,526        25,209
                                         -------      -------       -------
Operating expenses:
  Costs of sales and operations
   (exclusive of depreciation and
   amortization):
    Rental and service................    40,087       27,956        11,714
    Equipment sales...................     5,609        6,650         1,210
  Selling, general and administrative
   expenses...........................    16,945       13,448         6,711
  Depreciation and amortization.......     6,575        4,492         1,855
                                         -------      -------       -------
                                          69,216       52,546        21,490
                                         -------      -------       -------
Operating income......................     6,931        4,980         3,719
Interest expense......................    (2,079)      (1,935)         (478)
                                         -------      -------       -------
Income before income taxes and
 minority interests...................     4,852        3,045         3,241
Provision for income taxes ...........    (1,727)      (1,097)       (1,166)
Minority interests....................       (83)        (164)          (66)
                                         -------      -------       -------
Net income............................   $ 3,042      $ 1,784       $ 2,009
                                         =======      =======       =======
Net income per common and common
 equivalent share.....................   $   .53      $   .40       $   .57
                                         =======      =======       =======
Weighted average common and common
 equivalent shares outstanding........     5,712        4,411         3,507
                                         =======      =======       =======


                See notes to consolidated financial statements.

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                   PERIOD FROM
                                                                  MARCH 30, 1994
                                         YEAR ENDED   YEAR ENDED  (INCEPTION) TO
                                        DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                            1996         1995          1994
                                        ------------ ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................    $  3,042     $  1,784      $  2,009
 Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
  Depreciation and amortization.......       6,575        4,492         1,855
  Net (gains) losses on disposition of
   property and equipment.............      (1,002)       1,033           883
  Minority interests..................          83          164            66
  Changes in assets and liabilities,
   excluding the effects of
   acquisitions:
   Increase in inventories............      (7,584)      (5,918)       (2,393)
   Decrease (increase) in receivables.         554       (5,209)       (3,667)
   Decrease (increase) in prepaid
    expenses and other assets.........         210         (560)         (576)
   (Decrease) increase in accounts
    payable...........................         (92)       4,568         1,628
   (Decrease) increase in accrued and
    other liabilities.................        (974)        (539)        1,072
                                          --------     --------      --------
   Net cash provided by (used for)
    operating activities..............         812         (185)          877
                                          --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposition of property
  and equipment.......................       3,840        1,263            29
 Capital expenditures.................      (9,876)      (5,408)         (707)
 Acquisition of ENSCO Technology
  Company net assets, net of cash
  acquired............................          --      (11,488)           --
 Acquisition of Sharewell, Inc., net
  of cash acquired....................          --       (3,727)           --
 Acquisition of Drilex Systems, Inc.,
  net of cash acquired................          --           --       (18,625)
 Acquisition of Cobb net assets.......          --           --        (3,590)
                                          --------     --------      --------
    Net cash used for investing
     activities.......................      (6,036)     (19,360)      (22,893)
                                          --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
  debt................................          --       17,450         2,250
 Net (payments) borrowings under
  revolving credit agreements.........        (200)       4,700         4,500
 Proceeds from issuance of common
  stock...............................      28,456        3,117        16,215
 Principal payments on long-term debt.     (21,299)      (4,826)           --
 Purchases of common stock............          --       (1,026)           --
                                          --------     --------      --------
    Net cash provided by financing
     activities.......................       6,957       19,415        22,965
                                          --------     --------      --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.....................       1,733         (130)          949
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD............................         819          949            --
                                          --------     --------      --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD...............................    $  2,552     $    819      $    949
                                          ========     ========      ========
SUPPLEMENTARY SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Transfers of drilling equipment parts
  from inventories to property and
  equipment...........................    $  5,110     $  2,926      $  1,965
 Conversion of ENSCO Promissory Note..       2,500           --            --
 Amounts recorded in connection with
  acquisitions:
  Fair value of net assets acquired,
   including goodwill.................          --       26,257        26,881
  Issuances of long-term debt.........          --       10,792         1,333
  Issuance of long-term debt to
   reacquire equity interest in
   subsidiary.........................          --        2,154            --
  Issuances of common stock and
   warrants...........................          --          250         1,333
  Issuance of equity interest in
   subsidiary.........................          --           --         2,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid........................    $  2,146     $  1,689      $    274
 Income taxes paid....................       1,097          842           613

                See notes to consolidated financial statements.

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                 COMMON STOCK      ADDITIONAL
                             ---------------------  PAID-IN   RETAINED
                              SHARES    ($.01 PAR)  CAPITAL   EARNINGS  TOTAL
                             ---------  ---------- ---------- -------- -------
Balance, March 30, 1994
 (inception)................        --     $ --     $    --    $   --  $    --
  Issuances of common stock. 4,080,818       41      17,507        --   17,548
  Net income................        --       --          --     2,009    2,009
                             ---------     ----     -------    ------  -------
Balance, December 31, 1994.. 4,080,818       41      17,507     2,009   19,557
  Issuances of common stock
   and warrants.............   451,220        5       3,362        --    3,367
  Purchases of common stock.  (150,833)      (2)     (1,024)       --   (1,026)
  Net income................        --       --          --     1,784    1,784
                             ---------     ----     -------    ------  -------
Balance, December 31, 1995.. 4,381,205       44      19,845     3,793   23,682
  Common stock issued in
   initial public offering.. 2,361,962       24      30,816        --   30,840
  Exercised stock options,
   net of tax benefit.......    16,712       --         116        --      116
  Net income................        --       --          --     3,042    3,042
                             ---------     ----     -------    ------  -------
Balance, December 31, 1996.. 6,759,879     $ 68     $50,777    $6,835  $57,680
                             =========     ====     =======    ======  =======



                See notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

  Drilex International Inc. was organized on March 10, 1994 by DRLX Partners, L.P. ("DRLX Partners") and Mr. John Forrest to acquire the common stock of Drilex Systems, Inc. ("DSI") from MascoTech, Inc. See Note 2. Mr. Forrest is a founder of DSI and the President and Chief Executive Officer of Drilex International Inc. The initial capital contributions of $11,200,000 were made on March 30, 1994.

  The consolidated financial statements include the accounts of Drilex International Inc. and its majority and wholly owned subsidiaries, collectively referred to herein as the "Company". All significant intercompany balances and transactions have been eliminated in consolidation.

  The Company provides directional, horizontal and other precision drilling services and products. Such services and products are used primarily for oil and gas drilling, environmental remediation and trenchless service applications.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash Equivalents

  Cash equivalents consist of highly liquid investments with original maturities of three months or less.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs represent invoice or production cost. Production costs include materials, labor and manufacturing overhead. The largest portion of the Company's inventories is consumed in connection with rental and service activities, and the remainder is utilized for equipment sales. Certain drilling equipment parts are transferred from inventories to property and equipment when placed in service.

 Property and Equipment

  Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

  Effective January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS 121 did not result in a charge to earnings.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

 Goodwill and Other Intangible Assets

  Goodwill represents the excess of the purchase price for acquired businesses over the allocated value of the related net assets (see Note 2). Goodwill is amortized on a straight-line basis over a forty year life. The carrying value of goodwill and other intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the acquired assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

  Included in other assets are noncompete agreements, a technology licensing agreement, organization costs and patents. These intangible assets are amortized on a straight-line basis over their estimated useful lives.

 Revenue Recognition

  Rental and service revenues are recognized as the services are performed, generally on an hourly or daily rate basis, under short-term contracts. Revenues from equipment sales are recognized when products are shipped to customers.

 Income Taxes

  The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

 Foreign Currency Translation

  The Company uses the United States dollar as the functional currency for its foreign operations. Foreign currency transaction gains and losses are recognized in consolidated income as incurred. Gains or losses resulting from balance sheet translation of foreign operations are included in consolidated income.

 Per Share Information

  Per share information is based on the weighted average number of common shares outstanding during each period and, if dilutive, the weighted average number of common equivalent shares resulting from the assumed conversion of outstanding stock options and warrants. Shares issued by the Company during the one-year period prior to the filing of its Registration Statement have been included in the computation of weighted average shares from the Company's date of inception (using the treasury stock method and the initial public offering price). The fully diluted computation assumes the conversion of the Convertible Promissory Note as of the date of its issuance (see Note 6) and the resulting decrease in interest expense for the applicable period. On July 9, 1996, the Convertible Promissory Note was converted in connection with the Company's initial public offering (the "IPO") and the resulting shares were included in the primary per share computation for the remainder of the year. The difference between earnings per common share on a primary and fully diluted basis is not significant.

 Stock Based Compensation

  In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") was issued. SFAS 123 establishes alternative methods of accounting and

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES disclosure for employee stock-based compensation arrangements. In adopting SFAS 123 in 1996, the Company has elected to continue the use of the "intrinsic value based method" of accounting for its employee stock option plan (see Note 10). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The Company has disclosed the proforma income and earnings per share amounts that would have been reported under the "fair value" based recognition provisions of SFAS 123 in Note 10.

2. ACQUISITIONS

  On March 31, 1994, the Company acquired all of the common stock of DSI for cash of $20,000,000 in a transaction accounted for as a purchase. During the remainder of 1994 and during 1995, the Company consummated three additional business acquisitions which were also accounted for using the purchase method. Results of operations and cash flows of the acquired businesses are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

 ENSCO Technology Company and subsidiary ("ENSCO Technology")

  On September 30, 1995, the Company acquired substantially all of the assets, net of outstanding liabilities and minority interests, of ENSCO Technology. ENSCO Technology provides precision drilling and measurement-while-drilling services to customers primarily in Texas and Canada. The total purchase price of $17,851,000 consisted of $11,790,000 in cash and notes payable to ENSCO Technology totaling $6,061,000. The Company recognized goodwill of $8,586,000 in connection with this acquisition.

 Sharewell, Inc. and subsidiaries ("Sharewell")

  On May 5, 1995, the Company acquired all of the common stock of Sharewell (formerly Shareco, Inc.), which provides directional drilling guidance systems and services in both domestic and international locations. The total purchase price of $9,167,000 consisted of $4,186,000 in cash, notes payable to Sharewell's former stockholders totaling $4,731,000 and warrants to purchase 180,981 shares of the Company's common stock valued at $250,000. The Company recognized goodwill of $4,332,000 in connection with this acquisition.

 Cobb Directional Drilling Company, Inc. and Posi-Trak Mud Motors, Inc. (collectively, "Cobb")

  On September 30, 1994, the Company acquired substantially all of the fixed assets of Cobb (the "Cobb acquisition"), which provides precision drilling services to customers primarily in Louisiana and the Gulf of Mexico. The Company used a newly-formed subsidiary, Cobb Directional Drilling Company LLC ("Cobb LLC"), to acquire the Cobb assets. The total purchase price of $8,256,000 consisted of $3,590,000 in cash, a note payable to Posi-Trak Mud Motors, Inc. for $1,333,000, a one-third equity interest in Cobb LLC valued at $2,000,000 and 241,307 shares of the Company's common stock valued at $1,333,000. The Company recognized goodwill of $1,403,000 in connection with this acquisition.

  On March 23, 1995, the Company repurchased 144,784 of the shares of its common stock for $1,000,000 in cash (the estimated fair value of such common stock on that date). This repurchase, after retirement of the resulting treasury shares, was recorded as a reduction of common stock and additional paid-in capital on the Company's consolidated balance sheet. On the same date, the Company reacquired the one-third equity interest in Cobb LLC in exchange for two notes payable to Cobb Directional Drilling Company, Inc. totaling $2,154,000 (the estimated fair value of such equity interest on that date). This reacquisition was recorded as a reduction of minority interests on the Company's consolidated balance sheet. The minority stockholder's share of Cobb LLC's earnings for the period from October 1, 1994 through March 23, 1995 is presented as minority interests in the Company's consolidated income statement.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

 Pro forma results of operations (unaudited)

  The following unaudited pro forma summary presents consolidated results of operations for the Company as if (a) the Cobb acquisition had been consummated on March 30, 1994 and (b) the Sharewell and ENSCO Technology acquisitions had been consummated as of the beginning of the respective periods. Appropriate adjustments have been reflected for depreciation and amortization, interest expense, income taxes and minority interests. Net income for the period ended December 31, 1994 includes an after-tax gain of $429,000, or $.10 per share, resulting from ENSCO Technology's sale of stock of a foreign subsidiary. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

                                                                  PERIOD FROM
                                                                 MARCH 30, 1994
                                                     YEAR ENDED  (INCEPTION) TO
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1995          1994
                                                    ------------ --------------
                                                     (IN THOUSANDS OF DOLLARS,
                                                     EXCEPT PER SHARE AMOUNTS)
     Net revenues..................................   $73,557       $48,719
       Net income..................................     1,929         2,905
       Net income per common and common equivalent
        share......................................       .42           .67

3. INVENTORIES

  Inventories consist of the following:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------- ------
                                                                 (IN THOUSANDS
                                                                  OF DOLLARS)
      Drilling equipment parts.................................. $ 9,879 $7,573
      Work in process...........................................     854    686
                                                                 ------- ------
                                                                 $10,733 $8,259
                                                                 ======= ======

4. PROPERTY AND EQUIPMENT

  The major classes of property and equipment are as follows:

                                                                DECEMBER 31,
                                                   ESTIMATED   ----------------
                                                  USEFUL LIVES  1996     1995
                                                  ------------ -------  -------
                                                                (IN THOUSANDS
                                                                 OF DOLLARS)
      Land.......................................              $    52  $    52
      Buildings and improvements.................  5-40 years    1,382      985
      Machinery and equipment....................  3-15 years    8,110    7,122
      Rental tools...............................   3-7 years   29,927   19,901
      Furniture and fixtures.....................  3-10 years    3,244    2,385
      Construction in progress...................                   33    1,844
                                                               -------  -------
                                                                42,748   32,289
      Less: accumulated depreciation.............               (8,839)  (4,732)
                                                               -------  -------
                                                               $33,909  $27,557
                                                               =======  =======

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

  Depreciation expense for the years ended December 31, 1996 and 1995 and for the period ended December 31, 1994 was $5,467,000, $3,668,000 and $1,703,000,
respectively. Effective April 1, 1995, the Company changed its estimated useful life for certain drilling motor components from five to seven years. This change was made to better reflect the estimated period during which these assets will remain in service. The effect of this change was an increase in net income of $378,000, or $.07 per share, for the year ended December 31, 1996 and $248,000, or $.06 per share, for the year ended December 31, 1995.

5. OTHER ASSETS

  Other assets consist of the following:

                                                                 DECEMBER 31,
                                                    ESTIMATED   ---------------
                                                   USEFUL LIVES  1996     1995
                                                   ------------ -------  ------
                                                                (IN THOUSANDS
                                                                 OF DOLLARS)
      Noncompete agreements.......................   5-10 years $ 2,100  $2,100
      Technology licensing agreement.............. 13 1/3 years   1,465   1,465
      Organization costs..........................      5 years   1,058   1,052
      Patents.....................................     17 years     142     122
      Other.......................................                  153      10
                                                                -------  ------
                                                                  4,918   4,749
      Less: accumulated amortization..............               (1,397)   (686)
                                                                -------  ------
                                                                $ 3,521  $4,063
                                                                =======  ======

  In conjunction with the acquisition of DSI, the Company obtained a licensing agreement that provides it with a non-exclusive right to use a patented technology for the remaining life of the patent. As consideration for the license, the Company is obligated to sell or lease certain drilling systems equipment to the licensor at a discount. The period of this obligation extends through December 31, 1997. A liability for this obligation is included on the Company's consolidated balance sheet in the amount of $1,138,000 and $1,238,000 at December 31, 1996 and 1995, respectively.

6. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                                (IN THOUSANDS
                                                                 OF DOLLARS)
Bank Credit Agreement:
  Revolving Credit Facility..................................  $ 9,000  $ 9,200
  Term Note..................................................       --   16,578
Promissory Note payable to Posi-Trak Mud Motors, Inc.........    1,333    1,333
Promissory Note payable to Cobb Directional Drilling Company,
 Inc.........................................................      417      750
Promissory Notes payable to former stockholders of Sharewell.    3,604    4,431
Promissory Note payable to ENSCO Technology..................       --    3,561
Convertible Promissory Note payable to ENSCO Technology......       --    2,500
                                                               -------  -------
                                                                14,354   38,353
Less: current maturities.....................................   (2,471)  (5,886)
                                                               -------  -------
                                                               $11,883  $32,467
                                                               =======  =======

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

 Bank Credit Agreement

  On September 16, 1996, the Company entered into an unsecured credit agreement with a bank (the "Bank Credit Agreement") which replaced previous credit agreements entered into by the Company and its subsidiaries. The Bank Credit Agreement, as amended on February 10, 1997, consists of a revolving line of credit (the "Revolving Credit Facility") which matures on September 30, 1999 and provides for borrowings of up to $20,000,000 of which up to $3,000,000 may be used for letters of credit. As of December 31, 1996, $5,900,000 was available for borrowings, of which $2,865,000 was available for letters of credit. Letters of credit outstanding amounted to $135,000 at December 31, 1996.

  Borrowings under the Bank Credit Agreement bear interest at a rate per annum, at the Company's election, equal to the bank's prime rate or a Eurodollar and Eurosterling interbank offered rate plus 3/4% (8.3% and 6.4%, respectively, at December 31, 1996). The interest rate margins may be increased by 3/8% (non-cumulatively) based on a financial test, determined quarterly. The Bank Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, pay dividends, enter into unrelated lines of business and make investments.

 Promissory Note payable to Posi-Trak Mud Motors, Inc.

  This note matures on September 30, 1997, bears interest at a rate of 7% per annum and is secured by a pledge of the Company's equity interest in Cobb LLC. (See Note 16.)

 Promissory Note payable to Cobb Directional Drilling Company, Inc.

  This note matures on March 23, 1998, bears interest at a rate of 7 1/2% per annum, calls for quarterly principal payments of $83,000 and is secured by a pledge of a one-third equity interest in Cobb LLC. A related promissory note for $1,154,000 was repaid on July 1, 1995. (See Note 16.)

 Promissory Notes payable to former stockholders of Sharewell

  These unsecured notes mature on April 30, 2000 and bear interest at a rate of 8% per annum. Six of the notes call for quarterly principal payments aggregating $139,000. The remaining note calls for annual principal payments of $250,000 and a final payment of $913,000 at maturity, and requires that the Company maintain a minimum consolidated net worth.

 Maturities

  Scheduled maturities of long-term debt outstanding at December 31, 1996 are as follows: years ending December 31, 1997--$2,471,000; 1998--$887,000; 1999--
$9,804,000; 2000--$1,192,000.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair value of long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                         ------------------  ------------------
                                         CARRYING    FAIR    CARRYING    FAIR
                                          AMOUNT    VALUE     AMOUNT    VALUE
                                         --------  --------  --------  --------
                                              (IN THOUSANDS OF DOLLARS)
      Cash and cash equivalents......... $  2,552  $  2,552  $    819  $    819
      Long-term debt....................  (14,354)  (14,251)  (38,353)  (38,594)
      Interest rate swap agreement......       --        --        --      (332)

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

  The Company's interest rate swap agreement was terminated on July 9, 1996 in conjunction with the IPO and subsequent prepayment of the Term Note (see Note
10). The net settlement amount (a $57,000 credit) resulting from this agreement was recognized as an adjustment to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

8. INCOME TAXES

  The domestic and foreign components of income before income taxes and minority interests are as follows:

                                                                   PERIOD FROM
                                                                  MARCH 30, 1994
                                         YEAR ENDED   YEAR ENDED  (INCEPTION) TO
                                        DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                            1996         1995          1994
                                        ------------ ------------ --------------
                                               (IN THOUSANDS OF DOLLARS)
      Domestic.........................    $  563       $  951        $2,217
      Foreign..........................     4,289        2,094         1,024
                                           ------       ------        ------
                                           $4,852       $3,045        $3,241
                                           ======       ======        ======

  The provision for income taxes consists of the following:

                                                                   PERIOD FROM
                                                                  MARCH 30, 1994
                                         YEAR ENDED   YEAR ENDED  (INCEPTION) TO
                                        DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                            1996         1995          1994
                                        ------------ ------------ --------------
                                                (IN THOUSANDS OF DOLLARS)
      Current:
        Federal........................    $  110       $  301        $  682
        State..........................       162           41            23
        Foreign........................       744          670           170
                                           ------       ------        ------
                                            1,016        1,012           875
                                           ------       ------        ------
      Deferred:
        Federal........................       711           85           291
                                           ------       ------        ------
                                           $1,727       $1,097        $1,166
                                           ======       ======        ======

  A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes and minority interests is as follows:

                                                                 PERIOD FROM
                                                                MARCH 30, 1994
                                       YEAR ENDED   YEAR ENDED  (INCEPTION) TO
                                      DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                          1996         1995          1994
                                      ------------ ------------ --------------
                                             (IN THOUSANDS OF DOLLARS)
      Provision for income taxes at
       statutory rate................    $1,650       $1,035        $1,102
      Nondeductible goodwill
       amortization..................        36           24            --
      Other..........................        41           38            64
                                         ------       ------        ------
                                         $1,727       $1,097        $1,166
                                         ======       ======        ======

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

  The components of the net deferred income tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1996  1995 1994
                                                               ------ ---- ----
                                                               (IN THOUSANDS OF
                                                                   DOLLARS)
Deferred income tax liabilities:
  Property and equipment...................................... $  916 $626 $194
  Basis difference in foreign subsidiaries, net of foreign tax
   credits....................................................    598   72  151
  Other.......................................................    291  236    3
                                                               ------ ---- ----
    Total deferred income tax liabilities.....................  1,805  934  348
                                                               ------ ---- ----
Deferred income tax assets:
  Receivables allowance.......................................    277   65   52
  Other.......................................................     --   52    5
                                                               ------ ---- ----
    Total deferred income tax assets..........................    277  117   57
                                                               ------ ---- ----
Net deferred income tax liabilities........................... $1,528 $817 $291
                                                               ====== ==== ====

  Provision has been made for the U.S. income tax effect of the anticipated repatriation of earnings of foreign subsidiaries.

  No valuation allowances are required for the deferred income tax assets. The net current deferred income tax assets are included in prepaid expenses and other current assets, and the net non-current deferred income tax liabilities are included in other noncurrent liabilities, on the consolidated balance sheet.

9. MINORITY INTERESTS

  Minority interests at December 31, 1996 and 1995 represent minority stockholders' interests in certain foreign subsidiaries of acquired companies.

10. STOCKHOLDERS' EQUITY

 Authorized Shares

  On May 16, 1996, the Company filed an amendment to its certificate of incorporation to, among other things, (i) increase the number of authorized common shares to 25,000,000 and to effect a stock split involving the issuance of approximately 1.81 shares of common stock in exchange for each share of common stock then outstanding; (ii) retire all treasury shares of common stock purchased since the Company's inception; and (iii) authorize 10,000,000 shares of $.01 par value preferred stock. The effect of the stock split and the retirement of treasury shares has been presented retroactively to the date of inception in the Company's consolidated financial statements.

 Initial Public Offering

  On July 2, 1996, the Company entered into an underwriting agreement providing for the issuance of 2,361,962 shares of common stock in the IPO. Of the total number of shares issued, 2,000,000 were sold by the Company, and 361,962 were sold by ENSCO Technology, which had converted its Convertible Promissory Note. Net proceeds to the Company from the IPO, after issuance costs, were $28,340,000 and were used to (i) retire the $3,561,000 of outstanding principal and $12,000 accrued interest under the Promissory Note payable to ENSCO Technology; and (ii) make principal repayments of $14,833,000 for all term loan borrowings and $9,934,000 for a portion of the revolving line of credit borrowings outstanding under its Bank Credit Agreement (see
Note 6).

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

 Stock options

  In 1996, the Company amended and restated the Drilex Holdings Corp. 1994 Stock Option Plan (the "1994 Stock Option Plan"). Up to 440,000 shares of the Company's common stock are reserved for awards or for payment of rights granted to certain employees and to non-employee directors of the Company and its subsidiaries. These options are exercisable ratably over periods of three to four years beginning one year from the date of grant. All stock options are granted at the fair market value of the Common Stock at the date of grant. Stock options granted to non-employee directors generally expire ten years after the date of grant or three months after the date of retirement from the Board of Directors, if earlier. Stock options granted to employees prior to the IPO generally expire seven years after the date of grant. Stock options granted to employees after the IPO generally expire five years after the date of grant. All stock options granted to employees may expire earlier, at the discretion of the Compensation Committee, if employment is terminated.

  The following table summarizes the stock option activity related to the Company's plan:

                                                       WEIGHTED AVERAGE
                                            EXERCISE    EXERCISE PRICE  WEIGHTED AVERAGE
                                 SHARES      PRICE        PER SHARE     CONTRACTUAL LIFE
                                 -------  ------------ ---------------- ----------------
 1994: Granted.................   62,911  $       5.53      $ 5.53
                                 -------                    ------
       Outstanding at December
       31......................   62,911          5.53        5.53         7.12 years
 1995: Granted.................   25,044  $ 5.53-11.05      $10.52
       Forfeited/Cancelled.....  (12,099)         5.53        5.53
                                 -------                    ------
       Outstanding at December
        31.....................   75,856    5.53-11.05        7.18         7.19 years
 1996: Granted.................  161,850  $11.94-16.00      $15.88
       Exercised...............  (16,712)         5.53        5.53
       Forfeited/Cancelled.....  (24,806)   5.53-16.00       15.66
                                 -------                    ------
       Outstanding at December
        31.....................  196,188    5.53-16.00       13.43         6.34 years

  The following table provides information for the exercisable stock options:

                                                                WEIGHTED AVERAGE
                                                     EXERCISE    EXERCISE PRICE
                                             SHARES    PRICE       PER SHARE
                                             ------ ----------- ----------------
      December 31, 1995..................... 12,905 $      5.53      $5.53
      December 31, 1996..................... 15,561 $5.53-11.05      $7.54

  In adopting SFAS 123 in 1996, the Company has elected to continue the use of the "intrinsic value based method" of accounting for its employee stock option plan. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The following table discloses the proforma income and earnings per share amounts that would have been reported as prescribed by SFAS 123:

                                                                    1996   1995
                                                                   ------ ------
                                                                   (IN THOUSANDS
                                                                    EXCEPT PER
                                                                       SHARE
                                                                     AMOUNTS)
      Net income:
        As reported............................................... $3,042 $1,784
        Proforma.................................................. $2,963 $1,770
      Earnings per share:
        As reported............................................... $ 0.53 $ 0.40
        Proforma.................................................. $ 0.52 $ 0.40

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

  The weighted average fair values of options granted during 1996 and 1995 were $5.17 and $4.56 per share, respectively. The fair value of each stock option granted during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                YEAR OF GRANT
                                                             -------------------
                                                               1996      1995
                                                             --------- ---------
      Risk free interest rate...............................     6.29%     6.47%
      Expected life of options.............................. 3.5 years 2.5 years
      Expected volatility of the Company's stock price......       64%        0%
      Expected dividend yield of the Company's stock........        0%        0%

 Warrants

  On May 5, 1995, in connection with the Sharewell acquisition (see Note 2), the Company issued warrants to purchase an aggregate of 180,981 shares of its common stock at an exercise price of $5.53 per share. The warrants are exercisable, in whole or in part, at any time until May 5, 2000. None of the warrants had been exercised as of December 31, 1996.

 Shares reserved for issuance

  At December 31, 1996, the Company had the following shares of common stock reserved for future issuance:

      1994 Stock Option Plan........................................... 423,288
      Warrants......................................................... 180,981
                                                                        -------
                                                                        604,269
                                                                        =======

 Restrictions on payment of dividends

  As of December 31, 1996, the Company is precluded from paying dividends on its common stock by the provisions of various debt agreements (see Note 6).

11. RELATED PARTY TRANSACTIONS

  The Company purchases equipment and services from parties related to Cobb's former stockholder. Charges for such purchases amounted to $767,000, $629,000 and $178,000 for the periods ended December 31, 1996, 1995 and 1994, respectively.

  In connection with the ENSCO Technology acquisition (see Note 2), the Company was charged a $150,000 fee for investment banking and consulting services by an affiliate of DRLX Partners. This fee, included in other accrued liabilities on the Company's consolidated balance sheet as of December 31, 1995, was paid in 1996.

  Included in other receivables at December 31, 1996 and 1995 are advances to employees of the Company amounting to $395,000 and $334,000, respectively.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLAN

  On April 1, 1994, the Company adopted a defined contribution savings plan covering substantially all of its employees. Employees may elect to contribute up to 15% of their eligible compensation to the plan. For those participants who have elected to make voluntary contributions to the plan, the Company's contributions consist of a 50% matching amount for participant contributions, not to exceed 4% of the eligible compensation of participants. The cost to the Company of this plan was $273,000, $207,000 and $87,000 for the periods ended December 31, 1996, 1995 and 1994, respectively.

13. COMMITMENTS AND CONTINGENCIES

 Commitments

  Minimum rental commitments under operating leases at December 31, 1996 are as follows: years ending December 31, 1997--$1,202,000; 1998--$691,000; 1999--
$602,000; 2000--$370,000; 2001--$165,000; thereafter--$1,146,000. Rental expense for operating leases was $1,287,000, $993,000 and $565,000 for the periods ended December 31, 1996, 1995 and 1994, respectively.

  The Company has a licensing agreement that provides it with a non-exclusive right to purchase and use certain measurement-while-drilling systems equipment. Most of this equipment was obtained in connection with the ENSCO Technology acquisition (see Note 2). As consideration for this license, the Company is obligated to make annual royalty payments of $360,000 to the supplier of the equipment. The Company is entitled to receive discounts on the royalty payments for the ENSCO Technology equipment amounting to $46,000 per year for the first three years of the agreement and $260,000 per year for the fourth and fifth years of the agreement. The terms of this licensing agreement are to be reviewed and renegotiated in September 2000.

  In November 1996, the Company committed to be a participating lender for an unaffiliated entity's senior secured oil and gas exploration and development loan facility ("Facility"). The Company's maximum commitment of $500,000 is secured by certain domestic oil and gas properties of the borrower and it will receive an overriding royalty interest in each property for which funding under the Facility is provided. Interest is earned on advances made under this Facility at an annual rate of 12% and is receivable quarterly. Principal payments are to be received quarterly beginning in 1999 based on a stated percentage of net production revenues of properties covered under the Facility. At December 31, 1996, the Company had a receivable of $150,000 with respect to the Facility included in Other Assets.

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

14. CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

  The Company derives a significant portion of its revenues from sales and services to customers in the energy industry. In addition, the Company has concentrations of operations in certain geographic areas (primarily Texas, the Louisiana Gulf Coast, Venezuela and the North Sea). At December 31, 1996, two customers each accounted for approximately 10% of the Company's revenues. At December 31, 1995, one customer accounted for approximately 11% of the Company's revenues. At December 31, 1996, there were no individual customers which had accounts receivable balances greater than 10% of total trade receivables. At December 31, 1995, outstanding receivables from two significant customers accounted for approximately 13% and 11% of total trade receivables, respectively. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers.

15. GEOGRAPHIC INFORMATION

  Summarized information by geographic area is as follows:

                                                                 PERIOD FROM
                                                                MARCH 30, 1994
                                       YEAR ENDED   YEAR ENDED  (INCEPTION) TO
                                      DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                          1996         1995          1994
                                      ------------ ------------ --------------
                                             (IN THOUSANDS OF DOLLARS)
Net revenues from unaffiliated
 customers:
  Domestic...........................   $54,732      $42,557       $18,460
  Latin America......................     9,237        6,635         2,544
  Europe.............................     4,848        5,378         2,023
  Other foreign......................     7,330        2,956         2,182
                                        -------      -------       -------
    Total............................   $76,147      $57,526       $25,209
                                        =======      =======       =======
Operating income (loss):
  Domestic...........................   $ 4,886      $ 3,180       $ 3,287
  Latin America......................       803          355           522
  Europe.............................       396        1,292            42
  Other foreign......................       846          153          (132)
                                        -------      -------       -------
    Total............................   $ 6,931      $ 4,980       $ 3,719
                                        =======      =======       =======
Identifiable assets:
  Domestic...........................   $64,747      $59,492       $28,836
  Latin America......................    10,680        7,170         2,560
  Europe.............................     4,657        4,633         2,518
  Other foreign......................     6,686        6,459         2,378
                                        -------      -------       -------
    Total............................   $86,770      $77,754       $36,292
                                        =======      =======       =======


  Sales and transfers among geographic areas are not significant. Included in results of operations are aggregate foreign currency transaction gains (losses) of $(87,000), $(43,000) and $30,000 for the periods ended December 31, 1996, 1995 and 1994, respectively. Export sales were less than 10% of total net revenues for the periods ended December 31, 1996, 1995 and 1994.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

16. SUBSEQUENT EVENT

  On January 31, 1997, the Company entered into a stock repurchase and promissory note repayment agreement and general release with the previous owner of Cobb ("the Cobb Buy-Out Agreement"), which was effected on February 10, 1997. The agreement provides for, among other things, the repurchase of Company stock, early payment of outstanding notes payable, the termination of Mr. Cobb's employment as of January 31, 1997, and the amendment of the non-compete provision in the related employment agreement. Company stock repurchased was 96,523 shares at the January 31, 1997 market closing price of $13.50 per share. The notes payable repaid were to Posi-Trak Mud Motors, Inc. and Cobb Directional Drilling Company, Inc. having principal balances outstanding of $1,333,000 and $417,000, respectively. The employment agreement was amended to provide for a reduction in the duration of the post-termination non-compete from five years to two years. The total cash payment made by the Company under the Cobb Buy-Out Agreement was $2,726,000 and was funded through its Revolving Credit Facility.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summary quarterly financial information for the years ended December 31, 1996 and 1995, and the period from March 30, 1994 (inception) to December 31, 1994 is as follows:

                                                 THREE MONTHS ENDED
                                      -----------------------------------------
                                      MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                      -------- ------- ------------ -----------
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER
                                                   SHARE AMOUNTS)
1996:
  Net revenues....................... $19,457  $18,593   $20,075      $18,022
  Operating income...................   1,616      823     2,419        2,073
  Net income.........................     526       93     1,279        1,144
  Net income per common and common
   equivalent share..................     .12      .02       .19          .17
1995:
  Net revenues....................... $10,527  $12,343   $14,493      $20,163
  Operating income...................     660    1,023     1,411        1,886
  Net income.........................     205      361       574          644
  Net income per common and common
   equivalent share..................     .05      .08       .13          .14
1994:
  Net revenues.......................          $ 6,689   $ 7,770      $10,750
  Operating income...................              846     1,101        1,772
  Net income.........................              426       631          952
  Net income per common and common
   equivalent share..................              .18       .17          .22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information to be set forth under the caption "Election of Directors" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1997 annual meeting of stockholders is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1996.

  Pursuant to Item 401(b) of Regulations S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information to be set forth under the captions "Beneficial Ownership of Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information to be set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1) FINANCIAL STATEMENTS.

  See Index on page 19.

  (2) FINANCIAL STATEMENT SCHEDULES.

  Schedule II--Valuation and Qualifying Accounts and Reserves. See page 41.

  (3) EXHIBITS.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  *3.1   Restated Certificate of Incorporation of the Company (Drilex
          International Inc. Registration Statement on Form S-1 (Reg. No. 333-
          03405), Exhibit 3.1).
  *3.2   Bylaws of the Company, as amended (Drilex International Inc.
          Registration Statement on Form S-1 (Reg. No. 333-03405), Exhibit
          3.2).
  *4.1   Form of certificate representing Common Stock (Drilex International
          Inc. Registration Statement on Form S-1 (Reg. No. 333-03405), Exhibit
          4.1).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  *4.2   Restated Registration Rights Agreement dated as of May 15, 1996, among the Company and the stockholders listed on the signature pages thereto (Drilex International Inc. Registration Statement on Form S-1
          (Reg. No. 333-03405), Exhibit 4.2).
  *4.3   Form of Employee Stockholders Agreement among the Company and certain stockholders of the Company (Drilex International Inc. Registration
          Statement on Form S-1 (Reg. No. 333-03405), Exhibit 4.4).
  *4.4   Stockholders' Agreement dated as of September 30, 1994 among the
          Company and Posi-Trak Mud Motors, Inc. (Drilex International Inc.
          Registration Statement on Form S-1 (Reg. No. 333-03405), Exhibit
          4.5).
  *4.5   Stockholders' Agreement dated as of May 5, 1995 among the Company and the stockholders and holders of warrants to purchase Common Stock listed on the signature pages thereto (Drilex International Inc.
          Registration Statement on Form S-1 (Reg. No. 333-03405), Exhibit
          4.6).
  *4.6   Stockholders Agreement dated as of October 4, 1995 among the Company,
          ENSCO Technology Company and certain permitted assigns (Drilex
          International Inc. Registration Statement on Form S-1 (Reg. No. 333-
          03405), Exhibit 4.7).
  *4.7   Amended and Restated Credit Agreement dated as of September 16, 1996, among the Company, Drilex Systems, Inc., Cobb Directional Drilling
          Company, L.L.C., Sharewell, Inc., Drilex Systems Limited and Texas
          Commerce Bank National Association, as lender, (Drilex International
          Inc. Quarterly Report on Form 10-Q (September 30, 1996), Exhibit
          4.1).
  *4.8   Dollar Note dated September 16, 1996 of the Company, Drilex Systems,
          Inc., Sharewell, Inc. and Cobb Directional Drilling Company, L.L.C.
          payable to the order of Texas Commerce Bank National Association
          (Drilex International Inc. Quarterly Report on Form 10-Q (September
          30, 1996), Exhibit 4.2).
  *4.9   Interest Rate Agreement dated as of September 16, 1996 among Texas
          Commerce Bank National Association, the Company, Drilex Systems,
          Inc., Cobb Directional Drilling Company, L.L.C., Sharewell, Inc. and
          Drilex Systems Limited (Drilex International Inc. Quarterly Report on
          Form 10-Q (September 30, 1996), Exhibit 4.3).
   4.10  Amendment to Credit Agreement dated as of February 10, 1997, among the
          Company, Drilex Systems, Inc., Drilex Systems Limited, Cobb
          Directional Drilling Company, L.L.C., Sharewell, Inc. and Texas
          Commerce Bank National Association.
         The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
         Pursuant to paragraph 4(iii)(A) of Item 601(b) of Registration S-K, the Company agrees to furnish a copy of such instruments to the
         Commission upon request.
 *10.1   Stock Purchase Agreement dated March 31, 1994 between the Company and
          MascoTech, Inc. (Drilex International Inc. Registration Statement on
          Form S-1 (Reg. No. 333-03405), Exhibit 10.1).
 *10.2   Repurchase Agreement dated June 30, 1994 between Drilex Systems, Inc.
          and MascoTech, Inc. (Drilex International Inc. Registration Statement
          on Form S-1 (Reg. No. 333-03405), Exhibit 10.2).
 *10.3   Asset Purchase Agreement dated September 30, 1994 among the Company,
          Cobb Directional Drilling Company, L.L.C., Cobb Directional Drilling
          Company, Inc., Posi-Trak Mud Motors, Inc. and Archie A. Cobb, III
          (Drilex International Inc. Registration Statement on Form S-1 (Reg.
          No. 333-03405), Exhibit 10.3).
 *10.4   Stock Purchase Agreement dated as of March 23, 1995 among the Company,
          Drilex Systems, Inc., Cobb Directional Drilling, Inc. and Archie A.
          Cobb, III (Drilex International Inc. Registration Statement on Form
          S-1 (Reg. No. 333-03405), Exhibit 10.4).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  *10.5  Stock Repurchase Agreement dated as of March 23, 1995 among the
          Company, Posi-Trak Mud Motors, Inc. and Archie A. Cobb, III (Drilex
          International Inc. Registration Statement on Form S-1 (Reg. No. 333-
          03405), Exhibit 10.5).
  *10.6  Stock Purchase Agreement dated as of May 5, 1995 between the Company and the Sellers listed on the signature pages thereto (Drilex
          International Inc. Registration Statement on Form S-1 (Reg. No. 333-
          03405), Exhibit 10.6).
  *10.7  Asset Purchase Agreement dated September 29, 1995 among the Company,
          Drilex Systems, Inc., ENSCO Technology Company and ENSCO
          International Incorporated (Drilex International Inc. Registration
          Statement on Form S-1 (Reg. No. 333-03405), Exhibit 10.7).
 +*10.8  Form of Indemnification Agreement between the Company and each of its directors (Drilex International Inc. Registration Statement on Form
          S-1 (Reg. No. 333-03405), Exhibit 10.8).
  +10.9  Stock Option Plan of the Company, as amended.
 +*10.10 Employment Agreement dated September 30, 1994 between Cobb Directional
          Drilling Company, L.L.C. and Archie A. Cobb, III (Drilex
          International Inc. Registration Statement on Form S-1 (Reg. No. 333-
          03405), Exhibit 10.10).
  +10.11 Stock Repurchase and Promissory Note Repayment Agreement and General
          Release dated as of January 31, 1997, among the Company, Cobb
          Directional Drilling Company, L.L.C., Drilex Systems, Inc., Posi-Trak
          Mud Motors, Inc., Cobb Directional Drilling Company, Inc. and Archie
          A. Cobb, III.
   11.1  Computation of Net Income Per Common and Common Equivalent Share.
  *21.1  Subsidiaries of the Company (Drilex International Inc. Registration
          Statement on Form S-1 (Reg. No. 333-03405), Exhibit 21.1).
   23.1  Consent of Deloitte & Touche LLP.
   27.1  Financial Data Schedule.

--------
* Incorporated herein by reference as indicated.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

  (B) REPORTS ON FORM 8-K.

  None.

                                                                     SCHEDULE II

                   DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

  The following table summarizes the activity in the Allowance for Doubtful Accounts for each of the years ended December 31, 1996 and 1995 and for the period from March 30, 1994 (inception) to December 31, 1994:

                                              ADDITIONS
                                           ----------------
 ALLOWANCE FOR DOUBTFUL     BALANCE AT     CHARGED TO                       BALANCE AT
       ACCOUNTS:         BEGINNING OF YEAR  EXPENSE   OTHER    DEDUCTIONS   END OF YEAR
------------------------ ----------------- ---------- -----    ----------   -----------
1996....................       $933           $585    $ 10       $(714)(a)     $814
1995....................        308            224     559(b)     (158)         933
1994....................        157            182       6         (37)         308

--------
(a) Includes a reduction of $606 of allowance related to accounts receivable written off of which $315 related to the ENSCO acquisition (See(b)).
(b) Includes the addition of $458 of allowance related to the ENSCO acquisition and $69 related to the Sharewell acquisition.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th day of March, 1997.

                                          DRILEX INTERNATIONAL INC.

                                                    /s/ John Forrest
                                          By:__________________________________
                                                      John Forrest
                                               Chief Executive Officer and
                                                        President

  Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed by the following persons in the capacities indicated on March 28, 1997.

 /s/

            John Forrest             Chief Executive Officer, President and a
____________________________________ Director (Principal Executive Officer)
            John Forrest
 /s/
        G. Bruce Broussard           Vice President--Finance and Administration and
____________________________________ Secretary (Principal Financial Officer and
         G. Bruce Broussard          Principal Accounting Officer)
 /s/
            L.E. Simmons             Chairman of the Board
____________________________________
            L.E. Simmons
 /s/
          A. Clark Johnson           Director
____________________________________
          A. Clark Johnson
 /s/
         David C. Baldwin            Director
____________________________________
          David C. Baldwin
 /s/
          Sam S. Sorrell             Director
____________________________________
           Sam S. Sorrell
 /s/
            R.T. Swinton             Director
____________________________________
            R.T. Swinton
 /s/
         Philip Burguieres           Director
____________________________________
         Philip Burguieres