Form 10-K/A
period 1996-12-31
DRILEX INTERNATIONAL INC
filed 1997-04-30
CIK 1013036

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to

                          Commission File No. 0-20689

                           DRILEX INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               76-0438889
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

         15151 SOMMERMEYER                            77041
          HOUSTON, TEXAS                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (713) 937-8888

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
                     Common Stock, par value $.01 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of February 27, 1997, there were 6,663,356 shares of Drilex International Inc. Common Stock, $.01 par value, issued and outstanding, 2,450,264 of which, having an aggregate market value of $27,718,612, were held by non-affiliates of the Registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

DRILEX INTERNATIONAL INC. ("DRILEX" OR THE "COMPANY") HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K ORIGINALLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1997, PURSUANT TO INSTRUCTION G(3) TO FORM 10-K, BY COMPLETING ITEMS 10 THROUGH 13 APPEARING IN PART III THEREOF. IN ITS FORM 10-K AS ORIGINALLY FILED, THE REGISTRANT INDICATED THAT THE INFORMATION REQUIRED FOR SUCH ITEMS WOULD BE INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT RELATED TO THE REGISTRANT'S 1997 ANNUAL STOCKHOLDERS MEETING.


                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART III
Item 10.  Directors and Executive Officers of Registrant                    1
Item 11.  Executive Compensation                                            2
Item 12.  Security Ownership of Certain Beneficial Owners and Management    7
Item 13.  Certain Relationships and Related Transactions                    9

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item with respect to executive officers of the Company was set forth in Part I of the Registrant's Annual Report on Form 10-K, as originally filed on March 28, 1997.

          DIRECTORS

          David C. Baldwin, 34, has served as a director of the Company since April 1994. Mr. Baldwin has been Vice President of L.E. Simmons & Associates, Incorporated ("SCF G.P.") since March 1993. Through its affiliate, SCF Partners, L.P., SCF G.P. manages private institutional partnerships that
generally invest in the oilfield service and equipment industry.   From August
1991 to March 1993, Mr. Baldwin was an Associate with SCF G.P. Prior to attending graduate school from 1989 to 1991, he was employed by Union Pacific Resources Company in a variety of drilling and operations management positions. He also serves as a director of C.E. Franklin, Ltd.

          Philip Burguieres, 53, has served as a director of the Company since January 1997. Mr. Burguieres served as President and Chief Executive Officer of Weatherford Enterra Inc., a diversified international energy service and manufacturing company, from April 1991 to October 1996. From January 1990 to November 1990, he was Chairman of the Board, President and Chief Executive Officer of Panhandle Eastern Corporation, a company that operates interstate natural gas transmission systems. Mr. Burguieres is currently the Chairman of the Board of Weatherford Enterra Inc., a position he has held since December 1992. He is also a director of Texas Commerce Bank National Association, McDermott International, Inc. and Transamerican Waste Industries, Inc.

          Sam S. Sorrell, 68, has served as a director of the Company since February 1995. Mr. Sorrell is currently a consultant to SCF Partners, L.P., and has served in such capacity since February 1994. From January 1991 to January 1994, Mr. Sorrell held the position of Executive Vice President of Gulf Publishing Co., a company that publishes various types of media for the oil and gas industry. He is currently a director of Gulf Publishing Co.

          A. Clark Johnson, 66, was appointed as a director in June 1996. Prior to his retirement in December 1995, Mr. Johnson served as Chairman of the Board of Union Texas Petroleum Holdings, Inc. since July 1985 and as its Chief Executive Officer since July 1984. Union Texas Petroleum Holdings, Inc. is an independent (non-integrated) oil and gas company. Prior thereto, Mr. Johnson served in various positions with that company's predecessor, Allied Corporation.

          John Forrest, 58, is a founder of Drilex Systems, Inc. ("DSI"), the Company's predecessor, and served as the Chief Executive Officer of DSI since 1981. Mr. Forrest has been the President, Chief Executive Officer and a director of Drilex International Inc. since its acquisition of DSI in March 1994.

          L. E. Simmons, 50, has served as Chairman of the Board and a director of the Company since March 1994. Mr. Simmons has, for more than five years, served as President of SCF G.P. Mr. Simmons was a co-founder of Simmons & Company International, an investment banking firm, and served as an officer and director of such firm from 1974 through September 1993. Mr. Simmons is Chairman of the Board of Tuboscope Vetco International Corporation and is a director of Zions Bancorporation.

          R. T. Swinton, 50, has served as a director of the Company since November 1996. He has served as the Chairman and Chief Executive Officer of Kenting Energy Services Inc., a provider of oil and gas drilling services, since January 1997. Prior thereto, Mr. Swinton served as the President and Chief Executive Officer of Enserv Corporation, a diversified Canadian oilfield services company, from November 1988 to September 1996, and served as that company's Chairman of the Board from December 1994 to September 1996. He served as the Vice Chairman of Precision Drilling Corporation from May 1996 to October 1996, following its acquisition of Enserv Corporation. He also currently serves as a director of Kenting Energy Services Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

          Based solely on its review of the copies of such forms received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the filing requirements, the Company believes that during the year ended December 1996, all reports required by Section 16(a) to be filed by its directors, officers and greater than ten percent beneficial owners were filed on a timely basis, except that Mr. Swinton, a Canadian resident, inadvertently filed his Form 3 late and Mr. David M. Henry inadvertently reported on his Form 5 an incorrect amount of stock options granted to him by the Company in 1996, which was corrected through the filing of an amended Form 5.

ITEM 11.  EXECUTIVE COMPENSATION.

          COMPENSATION OF DIRECTORS

          Each director who is not also an officer of the Company (a "Nonemployee Director") receives a quarterly retainer of $2,500 and also receives (i) $500 per meeting of the Board of Directors at which such director participated, (ii) $500 per meeting of any committee of the Board of Directors at which such director participated, if not in connection with a Board meeting, and (iii) reimbursement for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof.

          In May 1996, the Company established the Drilex International Inc. Deferred Compensation Plan for Directors (the "Deferred Compensation Plan for Directors"), whereby each director can defer cash compensation for services as a director, payable by the Company in the form of any retainer, annual committee or meeting fee, to a date subsequent to such director's death, retirement, disability or termination of services as a director. Earnings with respect to deferred compensation may be calculated, at the election of the director, as if the amount deferred had been invested in common stock, par value $.01 per share, of Drilex ("Common Stock") or as if deferred compensation had been invested in an interest-bearing account. During 1996, Messrs. Baldwin, Johnson, Simmons and Swinton each deferred $5,500, $1,650, $5,500 and $2,500 of compensation, respectively.

          The Drilex International Inc. Stock Option Plan (the "Stock Option Plan") provides for an automatic one-time grant to each Nonemployee Director of an option to purchase 3,620 shares of Common Stock at an option price equal to the fair market value of Common Stock on the date of such grant. Pursuant to such provision, upon completion of the Company's initial public offering in July 1996, Messrs. Baldwin, Johnson, Simmons and Waite each received an option for the purchase of 3,620 shares of Common Stock. At such time, Mr. Peebler and Mr. Sorrell were each granted an option to purchase 1,200 shares of Common Stock (each already had been granted an option for 2,420 shares), at an exercise price per share equal to the initial public offering price to the public. Each of Messrs. Swinton and Burguieres received an option for the purchase of 3,620 shares of Common Stock upon his appointment to the Board of Directors in November 1996 and January 1997, respectively. All of the options granted to Nonemployee Directors have a term of ten years, and become exercisable in cumulative annual installments of one-third each, beginning on the first anniversary of the date of grant.

          SUMMARY COMPENSATION TABLE

          The following table sets forth certain information concerning the compensation provided by the Company during the past two years to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") during 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                      ----------------
                                                                                           AWARDS
                                                                                      ----------------
                                                                                          SECURITIES
                                                       ANNUAL COMPENSATION (1)            UNDERLYING
                                                 ---------------------------------       STOCK OPTIONS
               NAME AND                                                OTHER ANNUAL        (NUMBER OF          ALL OTHER
          PRINCIPAL POSITION           YEAR      SALARY    BONUS (2)   COMPENSATION         SHARES)         COMPENSATION (3)
          ------------------           ----      ------    ---------   -------------    ----------------    ----------------
John Forrest......................     1996     $215,004    $     0    $        0              8,000              $1,267
  President and Chief                  1995     $190,117    $64,500    $        0             22,623              $1,232
  Executive Officer

G. Bruce Broussard................     1996     $108,000    $     0    $        0              5,000              $2,160
  Vice President--Finance and          1995     $ 98,055    $26,600    $        0                  0              $1,961
  Administration and Secretary

Charles Denton Kerr, II...........     1996     $144,000    $     0    $        0              5,000              $1,267
  President--Energy Services           1995     $111,671    $28,800    $        0                  0              $1,562
  Division of Drilex Systems, Inc.

David M. Henry....................     1996     $ 91,108    $     0    $23,334 (5)             8,000              $    0
  Vice President--Business             1995           --         --            --                 --                  --
  Development (4)

Lee F. Hardin.....................     1996     $105,072    $     0    $18,484 (7)             3,500              $1,576
  Vice President--Engineering          1995     $ 48,966    $15,800    $        0                  0              $    0
   and Manufacturing (6)

Archie A. Cobb, III...............     1996     $151,500    $     0    $        0              2,000              $    0
   President--Cobb Directional         1995     $151,375    $     0    $        0                  0              $    0
   Drilling Company, L.L.C. (8)

------------------------------
(1) Except as indicated in the table, other annual compensation for the named individuals during each of 1995 and 1996 did not exceed the lesser of $50,000 or 10% of the annual compensation earned by such individual.
(2) The bonus amounts shown for 1995 were paid in 1996 for the twelve-month period ended March 31, 1996. The bonus amounts shown for 1996 are with respect to the nine-month period ended December 31, 1996; no bonus was paid for such period to any of the Named Executive Officers.
(3) The amounts shown represent contributions by the Company under its 401(k) Profit Sharing Plan.
(4) Mr. Henry was appointed to his position with the Company effective May 14, 1996. Mr. Henry left his position with the Company effective April 18, 1997.
(5) The amount paid to Mr. Henry represents a sign-on payment made by the Company to Mr. Henry in connection with his appointment.
(6) Mr. Hardin was appointed to his position with the Company effective August 14, 1995.
(7) The amount paid to Mr. Hardin represents relocation expenses that were paid by the Company.
(8) Mr. Cobb left his position with Cobb Directional Drilling Company, L.L.C., a subsidiary of the Company ("Cobb LLC"), effective January 31, 1997. See
     Item 13.

OPTION GRANTS

  Shown below is further information on grants of stock options during 1996 to the Named Executive Officers.



                                               OPTION GRANTS IN 1996

                                                  INDIVIDUAL GRANTS
                           ------------------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF      PERCENT OF                                       ASSUMED ANNUAL RATES OF
                            SECURITIES    TOTAL OPTIONS                                     STOCK PRICE APPRECIATION
                            UNDERLYING      GRANTED TO                                         FOR OPTION TERM (3)
                             OPTIONS       EMPLOYEES IN     EXERCISE PRICE   EXPIRATION    -----------------------------
      NAME                 GRANTED (1)        1996          (PER SHARE) (2)     DATE             5%          10%
      ----                 -----------        ----          --------------   ----------    -------------  --------------
John Forrest                  8,000           4.9%              $16.00        7/2/2001        $35,364         $78,145
G. Bruce Broussard            5,000           3.1%              $16.00        7/2/2001        $22,102         $48,841
Charles Denton Kerr, II       5,000           3.1%              $16.00        7/2/2001        $22,102         $48,841
David M. Henry                8,000           4.9%              $16.00        7/2/2001        $35,364         $78,145
Lee F. Hardin                 3,500           2.2%              $16.00        7/2/2001        $15,472         $34,189
Archie A. Cobb, III           2,000           1.2%              $16.00        7/2/2001        $ 8,841         $19,536
------------------

(1) All options are five-year options granted pursuant to the Stock Option Plan on July 2, 1996 (the date of pricing of the Company's initial public offering) that become exercisable in four equal installments beginning on the first anniversary of the date of grant.

(2) The exercise price of the options granted is equal to the market value (the initial public offering price) of the Common Stock on the date of grant. The option exercise price may be paid in cash or previously owned shares of Common Stock. Subject to certain conditions, the options permit the withholding of shares of Common Stock issuable upon exercise to satisfy tax obligations.

(3) Calculated based upon the indicated rates of appreciation, compounded annually, from the date of grant to the end of each option term. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved. The calculation does not take into account the effects, if any, of provisions of the Stock Option Plan governing termination of options upon employment termination, transferability or vesting.

  OPTION EXERCISES AND VALUES

  The following table summarizes exercises of stock options during 1996 and the value of the outstanding options with respect to the Named Executive Officers. There are no outstanding stock appreciation rights, shares of restricted stock or other long-term incentive plans with respect to the Company.


                                 AGGREGATED OPTION EXERCISES IN 1996 AND
                                       1996 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------
                                                          NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                             SHARES                      UNDERLYING UNEXERCISED           IN-THE-MONEY
                            ACQUIRED       VALUE           OPTIONS AT 12/31/96       OPTIONS AT 12/31/96 (2)
  NAME                     ON EXERCISE   REALIZED (1)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
  ----                     -----------  -----------     -------------------------   -------------------------
John Forrest..............   10,573       $14,591            7,180 / 37,065             $15,233 /  $94,393
G. Bruce Broussard........       --            --            6,049 / 11,049             $39,137 /  $39,137
Charles Denton Kerr, II...    4,525       $45,431            1,524 / 11,049             $9,860 /   $39,137
David M. Henry............       --            --                0 /   8,000              --   /   $     0
Lee F. Hardin.............       --            --                0 /   3,500              --   /   $     0
Archie A. Cobb, III.......       --            --                0 /   2,000              --   /   $     0
------------------

(1) Mr. Forrest's option exercise occurred in March 1996, prior to the Company's July 1996 initial public offering; consequently, the value realized is calculated based on the difference between the option exercise price and $6.91, the estimated fair market value on such date. The value realized would be $110,700 if it were calculated using the initial public offering price to the public of $16.00 per share. In the case of Mr. Kerr, the value realized is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise, multiplied by the number of shares underlying the options.

(2) Value of unexercised in-the-money options is calculated based upon the difference between the option price and the closing price of the Common Stock at year-end, multiplied by the number of shares underlying the options. The closing price of the Common Stock, as reported on the NASDAQ Stock Market on December 31, 1996, was $12.00.

  EMPLOYMENT AGREEMENTS

  On April 16, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Baker Hughes Incorporated ("Baker Hughes") and a subsidiary of Baker Hughes ("Subsidiary"), pursuant to which, subject to Drilex stockholder approval and other conditions, Subsidiary will be merged (the "Merger") with and into Drilex, and Drilex will become a wholly owned subsidiary of Baker Hughes. In connection with the Merger Agreement, the Company entered into letter agreements with each of Mr. Kerr (the "Kerr Agreement") and Mr. Forrest (the "Forrest Agreement").

  The Forrest Agreement provides for Mr. Forrest's employment for six months after the consummation of the Merger at his current salary and a severance payment upon termination by either party equal to 18 months salary (one half of which is payable at termination, with the balance paid over 18 months). Mr. Forrest has agreed to certain non-competition provisions for the 18-month period after termination of employment. Mr. Forrest also has a right of first offer should Baker Hughes dispose of Drilex's trenchless business within six months after the Merger. Pursuant to prior arrangements with Mr. Forrest, Drilex will also pay Mr. Forrest a bonus equal to 25% of his base salary if the Merger is consummated and the per share value received by Drilex stockholders under the Merger Agreement is $16.

  The Kerr Agreement provides, in exchange for Mr. Kerr's agreement not to solicit Drilex employees for one year after departure and to continue employment, Drilex will pay Mr. Kerr (i) if the consummation of a substantial transaction (such as the Merger) does not occur prior to October 31, 1997, two years' salary if he resigns on or before

December 31, 1997 and (ii) if Mr. Kerr remains employed by Drilex until two years after the consummation of the Merger (or is terminated other than for cause), a bonus of one years' salary. In the event of a termination of employment after the Merger, certain restrictions on Mr. Kerr's activities will apply.

  On April 23, 1996, the Company entered into a letter agreement with Mr. Henry regarding his employment with the Company (the "Henry Agreement"). The Henry Agreement provided for severance pay in connection with termination of employment in the event of a change of control within two years of the date thereof. Mr. Henry's employment with the Company terminated April 18, 1997, and he will receive a lump sum payment of approximately $72,000.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee was created in May 1996, its original members consisting of David C. Baldwin, Robert P. Peebler and Sam S. Sorrell. Following Mr. Peebler's resignation as a director of the Company in September 1996, Mr. A. Clark Johnson was appointed to the Compensation Committee. In March 1997, the Board of Directors provided that the Compensation Committee would thereafter consist of Messrs. Baldwin, Johnson and Burguieres, who are its current members.

  L. E. Simmons is the President and sole stockholder of SCF G.P., the general partner of SCF Partners, L.P., which is the general partner of DRLX Partners, L.P., a holder of more than five percent of the Common Stock outstanding. Mr. Sorrell is also a consultant to SCF Partners, L.P. Mr. Baldwin is an executive officer of SCF G.P. In connection with the Company's formation in March 1994, DRLX Partners, L.P. became one of the parties to a registration rights agreement with the Company, which was amended and restated in connection with the Offering. See Item 13. As a result of his relationship to DRLX Partners, L.P., Mr. Simmons may be deemed to have an indirect personal pecuniary interest in the 4,119,207 shares of Common Stock held by DRLX Partners, L.P.

  In connection with the acquisition of the assets of ENSCO Technology Company in September 1995, the Company incurred a $150,000 fee to SCF Partners, L.P. for financial advisory and other consultation services, which fee was paid in the first quarter of 1996. The Company believes that such fee was comparable to fees that would have been paid to unaffiliated third parties for similar services.

  SCF Partners, L.P. is the general partner of institutional investor partnerships that invest in the oilfield service and equipment industry. As a result, it is possible that such institutional investor partnerships may compete with the Company for acquisition candidates, or may invest in businesses that compete with the Company.

  During 1996, the Company made aggregate payments of approximately $159,000 to Landmark Graphics Corporation in connection with purchases of computer software, at which time Mr. Peebler was serving as the President and Chief Executive Officer of Landmark Graphics Corporation. Such charges were incurred in the ordinary course of business, and the Company believes that the prices paid in connection with such purchases were comparable to the prices that would be paid in similar transactions with parties not affiliated with Mr. Peebler.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of February 27, 1997 (except as described in note 3 below) concerning the persons known by the Company to be beneficial owners of more than five percent of the Company's outstanding Common Stock, the Company's directors, the Named Executive Officers and all directors and executive officers as a group.

                                                                        NUMBER OF
                                                                          SHARES
                                                                       BENEFICIALLY
                    NAME OF BENEFICIAL OWNER (1)                          OWNED      PERCENT
                    ----------------------------                       ------------  --------
DRLX Partners, L.P. (2)(3)............................................    4,119,207     61.8%
 c/o SCF Partners, L.P.
 600 Travis
 Suite 6600
 Houston, Texas 77002

L. E. Simmons (2).....................................................    4,120,207     61.8
 c/o SCF Partners, L.P.
 600 Travis
 Suite 6600
 Houston, Texas 77002

John Forrest (4)......................................................       95,451      1.4

David C. Baldwin......................................................        1,250       *

G. Bruce Broussard (4)................................................       11,356       *

Charles Denton Kerr, II (4)...........................................        7,662       *

David M. Henry........................................................          --       --

Lee F. Hardin.........................................................          --       --

Philip Burguieres.....................................................          --       --

A. Clark Johnson......................................................        1,000       *

Sam S. Sorrell (4)....................................................        2,714       *

R. T. Swinton.........................................................           --      --

All directors and executive officers as a group (11 persons) (1)(4)...    4,239,640     63.4

------------------------------
 *   Less than one percent

(1) Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.
(2) The general partner of DRLX Partners, L.P. is SCF Partners, L.P. The general partner of SCF Partners, L.P. is SCF G.P., of which L. E. Simmons is the President and a director and sole stockholder. Each of SCF Partners, L.P., SCF G.P. and L. E. Simmons may be deemed the beneficial owner, within the meaning of Rule 13d-3 under the Exchange Act, of the shares of Common Stock hold by DRLX Partners, L.P.
(3) In order to induce Baker Hughes to enter into the Merger Agreement with Drilex, DRLX Partners, L.P. concurrently entered into a Stockholder Agreement with Baker Hughes (the "Stockholder Agreement"). In the

     Stockholder Agreement, DRLX Partners, L.P. agreed to vote its 4,119,207 shares of Common Stock in favor of the approval of the Merger Agreement and the Merger. In addition, DRLX Partners, L.P. granted Baker Hughes an option to purchase, upon the occurrence of certain "Triggering Events," up to 1,665,839 shares of Drilex Common Stock owned by DRLX Partners, L.P. at a cash exercise price of $16 per share. The shares subject to the Option represent 25% of the outstanding Common Stock. Triggering Events generally involve the termination of the Merger Agreement in the context of a third party's making a competing Acquisition Proposal (as defined) or the withdrawal or modification of the recommendation of Drilex's Board of Directors with respect to the Merger. The Option will expire 45 days after the termination of the Merger Agreement, except that if an Acquisition Proposal is pending on the 45th day, the expiration date will be extended (but in no event beyond October 31, 1997) until shortly after the consummation, withdrawal or termination of all pending Acquisition Proposals. Baker Hughes' address is 3900 Essex Lane, Houston, Texas 77027.
(4) Shares shown include shares that could be acquired within 60 days after February 27, 1997 upon exercise of stock options, as follows: 17,361 for Mr. Forrest, 6,049 for Mr. Broussard, 1,524 for Mr. Kerr, 1,614 for Mr. Sorrell and 26,548 for all directors and executive officers as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On February 10, 1997, pursuant to a January 1997 agreement (the "Cobb Agreement"), the Company repurchased 96,523 shares of Common Stock from a company owned by Archie A. Cobb, III for approximately $1.3 million in cash.
Mr. Cobb formerly served as President of Cobb LLC, a subsidiary of Drilex. Also pursuant to the Cobb Agreement, the Company prepaid the outstanding principal, plus interest accrued but unpaid, with respect to two promissory notes equal to approximately $1.3 and $.4 million, respectively, issued to affiliates of Mr. Cobb in connection with the Company's September 1994 acquisition of Cobb Directional Drilling Company, Inc. and Posi-Trak Mud Motors, Inc. (the "Cobb Acquisition"). The Cobb Agreement provided that Mr. Cobb's employment with the Company and its subsidiaries was deemed to have been terminated by him effective January 31, 1997 and that the post-termination non-competition period set forth in the employment agreement entered into in connection with the Cobb Acquisition (the "Cobb Employment Agreement") be reduced to two years. The various transactions under the Cobb Agreement resulted, in the aggregate, in a net cash payment by the Company to Mr. Cobb of approximately $2.7 million.

  In connection with the Cobb Acquisition, Mr. Cobb and Cobb LLC entered into the Cobb Employment Agreement on September 30, 1994. Such agreement provided that Mr. Cobb be employed by Cobb LLC as its chairman and/or president until September 30, 1999 at an annual salary of $150,000, subject to increase as determined appropriate by Cobb LLC, as well as the right to participate in executive compensation programs. If Cobb LLC terminated Mr. Cobb's employment without cause, it was required to pay him such salary for the remainder of the term of the agreement. The Cobb Employment Agreement provided that all inventions, discoveries and similar intellectual property created or conceived by Mr. Cobb in connection with his work for Cobb LLC are the sole and exclusive property of the Company. The agreement also required Mr. Cobb to abide by certain confidentiality provisions with respect to such intellectual property and other confidential information obtained through his position. The Cobb Employment Agreement also originally provided that Mr. Cobb not compete with the Company for a period of five years after the termination of his employment, which period was reduced to two years under the Cobb Agreement.

  During 1996, the Company made payments to Non Magnetic Rental Tools, Inc., a company owned by two brothers of Mr. Cobb, for rental of certain tools used in the business of Cobb LLC totaling approximately $755,000. The Company also made payments of $11,000 to Downhole Directional Tools, Inc., a company owned by Mr. Cobb's son-in-law. All of such transactions were entered into in the ordinary course of business, and the Company believes that the rental rates incurred in connection with such transactions were comparable to those that would have been incurred in similar transactions with parties not affiliated with Mr. Cobb.

  During 1995, the Company lent $250,000 to John Forrest to facilitate certain tax payments made by Mr. Forrest. The entire principal amount of such loan remains outstanding as of April 1, 1997. The loan bears interest at a rate equal to the interest rate incurred by the Company on its borrowings (a Eurodollar interbank offered rate plus 0.75%, which was 6.31% at April 1, 1997) and is secured by 45,245 shares of Common Stock owned by Mr. Forrest. During 1996, the largest outstanding amount of this loan, including accrued interest, was approximately $282,000. The loan is payable upon the earlier of (i) sale of shares of Common Stock owned by Mr. Forrest and (ii) the termination of Mr. Forrest's employment with the Company.

  In connection with the Company's July 1996 initial public offering, the Company entered into an amendment and restatement of an existing registration rights agreement among the Company, DRLX Partners, L.P., and Messrs. Forrest, Broussard and Kerr (the "Registration Rights Agreement"). The Registration Rights Agreement provides for registration rights pursuant to which, upon the request of holders (the "Requesting Holders") of at least 51% of the shares of Common Stock (or other securities of the Company) subject to such agreement (the "Registrable Securities"), the Company will file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), to register Registrable Securities held by the Requesting Holders and any other stockholders who are parties to the Registration Rights Agreement and who desire to sell Registrable Securities pursuant to such registration statement, subject to a maximum of three requests in total. In addition, subject to certain conditions and limitations, the Registration Rights Agreement provides that holders of Registrable Securities may participate in any registration by the Company of any of its equity securities in an underwritten offering. The Registration Rights Agreement will terminate on December 31, 2001, or earlier if the securities subject to the Registration Rights Agreement have been (i) distributed to the public pursuant to a registration statement covering such securities that has been declared effective under the Securities Act, (ii) distributed to the public in accordance with the provisions of Rule 144 (or any similar provision then in force) under the Securities Act or (iii) repurchased by the Company.

  For certain other transactions between the Company and its executive officers, directors or beneficial owners of in excess of five percent of the Company's outstanding Common Stock, see "Executive Compensation--Compensation Committee Interlocks and Insider Participation" under Item 11.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 29th day of April, 1997.

                                    DRILEX INTERNATIONAL INC.



                                    By:      /s/ G. Bruce Broussard
                                        --------------------------------
                                         G. Bruce Broussard
                                         Vice President -- Finance and
                                         Administration