Form 10-Q
period 1997-03-31
DRILEX INTERNATIONAL INC
filed 1997-05-14
CIK 1013036

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

Yes [X] No [ ]

   Number of shares of common stock outstanding at April 30, 1997: 6,663,356

                           DRILEX INTERNATIONAL INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
      Item 1. Financial Statements

      Consolidated Balance Sheet at March 31, 1997 and
       December 31, 1996................................................    3
      Consolidated Statement of Income for the Three
       Months Ended March 31, 1997 and 1996.............................    4
      Consolidated Statement of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996.......................    5
      Condensed Notes to Consolidated Financial Statements..............    6

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    9


PART II - OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K..........................    12
      Signatures........................................................    13

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                          March 31,         December 31,
                                                            1997               1996
                                                        ------------        ------------
                                                        (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents..........................   $      1,406        $      2,552
  Receivables:
   Trade, net of allowance for doubtful accounts
    of $968 and $814 at March 31, 1997 and
    December 31, 1996, respectively...................        21,899              20,015
   Other..............................................           843               1,031
  Inventories.........................................        11,689              10,733
  Prepaid expenses and other current assets...........         1,452               1,208
                                                        ------------        ------------
       Total current assets...........................        37,289              35,539
Property and equipment, net...........................        36,183              33,909
Goodwill, net of accumulated amortization
 of $608 and $519 at March 31, 1997 and
 December 31, 1996, respectively......................        13,712              13,801
Other assets, net of accumulated amortization of
 $1,571 and $1,397 at March 31, 1997 and
 December 31, 1996, respectively......................         3,023               3,521
                                                        ------------        ------------
                                                        $     90,207        $     86,770
                                                        ============        ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................  $      7,903        $      8,614
  Accrued compensation and related benefits...........         1,075               1,112
  Accrued taxes, other than on income.................           318                 475
  Accrued income taxes................................           240                 356
  Other accrued liabilities...........................           286                 347
  Long-term debt, current maturities..................           886               2,471
                                                        ------------        ------------
      Total current liabilities.......................        10,708              13,375
Long-term debt, less current maturities...............        19,311              11,883
Other noncurrent liabilities..........................         2,918               2,944
                                                        ------------        ------------
      Total liabilities...............................        32,937              28,202
                                                        ============        ============
Commitments and contingencies

Minority interests....................................           888                 888

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued............................             -                   -
  Common stock, $.01 par value; 25,000,000 shares
   authorized; shares issued: March 31, 1997 - 6,663,356
   and December 31, 1996 - 6,759,879...................           67                  68
  Additional paid-in capital...........................       49,477              50,777
  Retained earnings....................................        6,838               6,835
                                                        ------------        ------------
      Total stockholders' equity.......................       56,382              57,680
                                                        ------------        ------------
                                                        $     90,207        $     86,770
                                                        ============        ============

           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
              (In thousands of dollars, except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                             1997        1996
                                                         -----------  -----------
Net revenues:
  Rental and service.................................    $    13,160  $    17,039
  Equipment sales....................................          3,873        2,418
                                                         -----------  -----------
                                                              17,033       19,457
                                                         -----------  -----------
Operating expenses:
  Costs of sales and operations (exclusive of
   depreciation and amortization):
   Rental and service.................................         8,978       10,836
   Equipment sales....................................         1,802        1,182
  Selling, general and administrative expenses........         3,992        4,243
  Depreciation and amortization.......................         1,939        1,580
                                                         -----------  -----------
                                                              16,711       17,841
                                                         -----------  -----------

Operating income......................................           322        1,616

Interest expense......................................          (317)        (811)
                                                         -----------  -----------
Income before income taxes and minority interests.....             5          805

Provision for income taxes............................            (2)        (290)

Minority interests....................................             -           11
                                                         -----------  -----------
Net income............................................   $         3  $       526
                                                         ===========  ===========
Net income per common and common equivalent share......  $       .00  $       .12
                                                         ===========  ===========
Weighted average common and common equivalent
 shares outstanding (in thousands)....................         6,828        4,552
                                                         ===========  ===========


           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)


                                                             Three Months Ended
                                                                  March 31,
                                                         -------------------------
                                                             1997         1996
                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................   $         3  $       526
  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
   Depreciation and amortization......................         1,939        1,580
   Minority interests.................................             -          (11)
   Net losses on disposition of property
    and equipment.....................................           147          193
   Changes in assets and liabilities, excluding
    the effects of acquisitions:
    (Increase) decrease in receivables................        (1,696)         508
    (Increase) in inventories.........................        (2,190)      (1,080)
    (Increase) in prepaid expenses and other assets...          (185)        (151)
     Increase (decrease) in accounts payable..........          (711)         521
    (Decrease) in accrued and other liabilities.......          (396)        (837)
                                                        ------------  -----------
      Net cash provided by (used for) operating
       activities.....................................        (3,089)       1,249
                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................        (3,204)      (1,816)
  Net proceeds from disposition of property
   and equipment......................................           292          692
  Net proceeds from reduction of non-compete
   agreement in connection with the Cobb Buyout
   Agreement..........................................           313            -
                                                        ------------  -----------
      Net cash used for investing activities..........        (2,599)      (1,124)
                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit agreement.....         7,650        1,550
  Principal payments on long-term debt................        (1,805)      (1,106)
  Purchases of common stock...........................        (1,303)           -
                                                        ------------  -----------
      Net cash provided by financing activities.......         4,542          444
                                                        ------------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..        (1,146)         569
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......         2,552          819
                                                        ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............  $      1,406  $     1,388
                                                        ============  ===========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Transfers of drilling equipment parts from
   inventories to property and equipment..............  $      1,235  $     1,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.......................................  $        314  $       800
  Income taxes paid...................................           109          312


           See condensed notes to consolidated financial statements.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal years ended December 31, 1995 and 1996, and related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 1996, filed by Drilex International Inc. with the Securities and Exchange Commission. All references herein to the "Company" include Drilex International Inc. and its subsidiary companies unless otherwise indicated or the context otherwise requires.

     The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1997, and the consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

2.   INVENTORIES

     Inventories consist of the following:

                                                        March 31,   December 31,
                                                          1997         1996
                                                       ----------   -----------
                                                       (In thousands of dollars)

     Drilling equipment parts........................  $   10,922   $     9,879
     Work in process.................................         767           854
                                                       ----------   -----------
                                                       $   11,689   $    10,733
                                                       ==========   ===========

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                        March 31,   December 31,
                                                          1997         1996
                                                       ----------   -----------
                                                       (In thousands of dollars)
     Bank Credit Agreement:
      Revolving Credit Facility....................... $   16,650   $     9,000
     Promissory Note payable to Posi-Trak
      Mud Motors, Inc. (See Note 4)...................          -         1,333
     Promissory Note payable to Cobb
      Directional Drilling Company, Inc. (See Note 4).          -           417
     Promissory Notes payable to former
      stockholders of Sharewell, Inc..................      3,547         3,604
                                                       ----------   -----------
                                                           20,197        14,354
     Less: current maturities.........................       (886)       (2,471)
                                                       ----------   -----------
                                                       $   19,311   $    11,883
                                                       ==========   ===========

     On September 16, 1996, the Company entered into an unsecured credit agreement with a bank (the "Bank Credit Agreement") which replaced previous credit agreements entered into by the Company and its subsidiaries. The Bank Credit Agreement, as amended on February 10, 1997, consists of a revolving line of credit (the "Revolving Credit Facility") which matures on September 30, 1999 and provides for borrowings of up to $20,000,000, of which up to $3,000,000 may be used for letters of credit. As of March 31, 1997, $3,350,000 was available for borrowings of which $2,780,000 was available for letters of credit. Letters of credit outstanding amounted to $220,000 at March 31, 1997.

4.   COBB BUYOUT AGREEMENT

     On January 31, 1997, the Company entered into a stock repurchase and promissory note repayment agreement and general release (the "Cobb Buyout Agreement"), which was effected on February 10, 1997, with Mr. Archie Cobb and certain of his affiliates from whom the Company previously acquired assets. The Cobb Buyout Agreement provides for, among other things, the repurchase of Company stock, early payment of outstanding notes payable, the termination of Mr. Cobb's employment as of January 31, 1997 and the amendment of the non-compete provision in the related employment agreement. Company stock repurchased was 96,523 shares at the January 31, 1997 market closing price of $13.50 per share. The notes payable repaid were to Posi-Trak Mud Motors, Inc. and Cobb Directional Drilling Company, Inc. having principal balances outstanding of $1,333,000 and $417,000, respectively. The employment agreement was amended to provide for a reduction in the duration of the post-termination non-compete from five years to two years. The total cash payment made by the Company under the Cobb Buyout Agreement was $2,726,000 and was funded through its Revolving Credit Facility.

                  DRILEX INTERNATIONAL INC. AND SUBSIDIARIES

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

7.   SUBSEQUENT EVENTS

     On April 11, 1997, the Company purchased the 30% minority interest in its Canadian subsidiary, Drilex Systems Canada, Inc., for approximately $1.4 million.

     On April 17, 1997, the Company announced that it had entered into a definitive agreement to be acquired by Baker Hughes Incorporated. The agreement is subject to satisfaction of customary conditions including clearance by appropriate government agencies. The acquisition is expected to close before September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding the Company's financial condition as of March 31, 1997 and its results of operations for the three-month periods ended March 31, 1997 and 1996. The statements in this discussion regarding the industry outlook, the Company's expectations regarding growth in the precision drilling segment, the Company's expectations regarding the future performance of its businesses, and other statements which are not historical facts in this discussion are forward-looking statements. The words "anticipate," "believe," "estimate," "except," "intend," "plan," "project," "will," "could," "may," "predict," and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, including but not limited to the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing regions, the condition of the capital and equity markets, unanticipated technological changes and other factors detailed herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed by the Company with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. This discussion should be read in conjunction with the response to
Part I, Item 1 of this report and the Consolidated Financial Statements of the Company, including the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1996 Form 10-K.

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

                                            Three Months        Three Months
                                           Ended March 31,     Ended March 31,
                                                1997                1996
                                           ---------------     ---------------
                                                   Percent             Percent
                                                   of Net              of Net
                                           Amount  Revenues    Amount  Revenues
                                           ------  --------    ------  --------
                                                   (Dollars in thousands)
Net revenues............................ $ 17,033    100.0%  $ 19,457     100.0%
Operating expenses:
  Costs of sales and operations.........   10,780     63.3     12,018      61.8
  Selling, general and administrative
   expenses.............................    3,992     23.4      4,243      21.8
  Depreciation and amortization.........    1,939     11.4      1,580       8.1
                                         --------  -------   --------  --------
Operating income........................      322      1.9      1,616       8.3
Interest expense........................     (317)    (1.9)      (811)     (4.2)
                                         --------  -------   --------  --------
Income before income taxes and
 minority interests.....................        5        0        805       4.1
Provision for income taxes..............       (2)       0       (290)     (1.5)
Minority interests......................        -        0         11       0.1
                                         --------  -------   --------  --------
Net income.............................. $      3        0%  $    526       2.7%
                                         ========  =======   ========  ========

     Comparison of Three Months Ended March 31, 1997 and 1996

     Consolidated revenues for the three months ended March 31, 1997 were $17.0 million, a decrease of 12% from revenues of $19.5 million for the corresponding period in the prior year. The $2.5 million decrease was primarily attributable to delays in the start of drilling projects in Texas and Venezuela and to lower activity from the Louisiana operations in the first quarter of 1997. The Texas delays were due to changes in drilling projects in the deep Austin Chalk that cause longer intervals for drilling the vertical section of the wellbore prior to the Company performing the directional drilling services. The lower Venezuela revenues were attributable to the delay of rig availability until early April. These lower revenue levels were partially offset by a sales and service contract to the Far East which is expected to provide for ongoing service revenues.

     Costs of sales and operations decreased from $12.0 million in the first quarter of 1996 to $10.8 million in the first quarter of the current year. This decrease is almost entirely attributable to the lower revenues described above. As a percentage of revenues, costs of sales and operations increased from 61.8% in the first quarter of 1996 to 63.3% in the first quarter of the current year. The increase in costs of sales and operations as a percentage of revenues is primarily attributable to the effect of the combination of fixed period expenses and lower revenues.

     Selling, general and administrative expenses decreased from $4.2 million in the first quarter of 1996 to $4.0 million in the first quarter of 1997. The dollar reduction in selling, general and administrative expenses was not sufficient to compensate for the lower than expected revenue levels.

     Depreciation and amortization increased from $1.6 million in the first quarter of 1996 to $1.9 million in the first quarter of 1997. This increase was primarily associated with the increase in the depreciable cost of measurement-while-drilling (MWD) equipment related to the purchase and deployment of additional MWD equipment to areas that were previously renting third-party MWD units.

     Interest expense decreased from $0.8 million in the first quarter of 1996 to $0.3 million in the first quarter of 1997. Beginning in the third quarter of 1996, interest expense has been substantially reduced as a result of retiring approximately $32.2 million in debt in connection with the Company's July 1996 initial public offering. This reduction was partially offset by an increase in the amount outstanding under the Company's revolving line of credit (the "Revolving Credit Facility") due to the purchase of additional MWD units and to the cash payment in connection with a stock repurchase and promissory note repayment agreement and general release (the "Cobb Buyout Agreement"), which was effected on February 10, 1997, with Mr. Archie Cobb and certain of his affiliates from whom the Company previously acquired assets (see "Liquidity and Capital Resources").

     During the first quarter of 1997, the Company completed the combination of its guidance instrumentation support services into a single Houston facility. This centralization of personnel, controls and procedures is expected to reduce costs, enhance guidance instrument performance and improve service delivery.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $26.6 million, compared to working capital of $22.2 million at December 31, 1996. The increase of $4.4 million from December 31, 1996 primarily reflects increases in accounts receivable and inventory and decreases in current maturities of long term debt related to note repayments pursuant to the Cobb Buyout Agreement.

     Capital expenditures for the first three months of 1997 were $3.2 million as compared to $1.8 million for the first quarter of 1996. The 1997 expenditures included $2.7 million for acquisitions of new MWD/guidance equipment. The Company expects to spend approximately $5.2 million for capital expenditures during the remaining nine months of 1997. Such expenditures are expected to relate primarily to acquisitions of new MWD systems.

     During the remainder of 1997, the Company expects to fund its working capital, anticipated capital expenditures and debt maturity requirements primarily through cash provided by operating activities and available revolving credit borrowing capacity. The Company carries substantial inventory and accounts receivable, and will require increased working capital as its revenues grow. The Company believes that cash flow from operations and its Revolving Credit Facility will be adequate to support its normal working capital and capital expenditures for at least the remainder of 1997. However, if 1997 capital expenditures exceed expected levels or if cash flow from operations for the year is less than anticipated, the Company may need to seek an increase in its borrowing limit under the Revolving Credit Facility.

     On February 10, 1997, the Company entered into an amended and restated credit agreement with a bank (the "Bank Credit Agreement") which replaced the Company's previous bank credit agreement. The Bank Credit Agreement consists of the unsecured Revolving Credit Facility which matures on September 30, 1999. The Revolving Credit Facility provides for borrowings of up to $20.0 million, of which up to $3.0 million may be used for letters of credit. As of March 31, 1997, $3.4 million was available for borrowing under the Revolving Credit Facility, of which $2.8 million was available for letters of credit. Borrowings under the Revolving Credit Facility bear interest at a rate per annum, at the Company's election, equal to (i) a Eurodollar or Eurosterling interbank offered rate plus 3/4% or (ii) the bank's prime rate. With respect to the former, the interest rate margin may be increased by 3/8% (non-cumulatively) based on a quarterly financial test. The Bank Credit Agreement requires the Company to maintain certain financial covenants and places restrictions on the Company's ability to, among other things, incur debt and liens, pay dividends, enter into unrelated lines of business, undertake transactions with affiliates and make investments.

     In February 1997, pursuant to the closing of the Cobb Buyout Agreement, the Company repaid certain notes issued in connection with (i) the Company's September 30, 1994 acquisition of substantially all the assets of Cobb Directional Drilling Company, Inc. and its affiliate, Posi-Trak Mud Motors, Inc. and (ii) the Company's March 23, 1995 purchase of a minority interest in a subsidiary of the Company from an affiliate of Mr. Cobb. Also pursuant to the Cobb Buyout Agreement, the Company repurchased the 96,523 shares of Common Stock held by Mr. Cobb and entered into an amendment to the non-competition provisions of Mr. Cobb's employment agreement in connection with Mr. Cobb's termination of employment. The Cobb Buyout Agreement resulted in a net payment by the Company of approximately $2.7 million.

     On April 17, 1997, the Company announced that it had entered into a definitive agreement to be acquired by Baker Hughes Incorporated. The Agreement is subject to satisfaction of customary conditions including clearance by appropriate government agencies. The acquisition is expected to close before September 30, 1997. The comsummation of such acquisition, pursuant to which the Company will become a wholly owned subsidiary of Baker Hughes Incorporated, is expected to have a material effect on the Company's financial position and operations. Accordingly, if the acquisition is consummated, actual outcomes may vary materially from those indicated in the foregoing discussion of the Company's results of opertions and liquidity and capital resources.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. SFAS No. 128 revises the methodology to be used in computing Earnings per Share such that the computation required for primary and fully diluted Earnings per Share are to be replaced with "basic" and "diluted" Earnings per Share. Basic Earnings per Share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted Earnings per Share is computed in the same manner as fully diluted Earnings per Share, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

     The Company will adopt SFAS No. 128 effective December 31, 1997, and, as required, will restate Earnings per Share for all periods presented. The Company anticipates that the amounts to be reported for basic and diluted Earnings per Share for the three months ended March 31, 1997 and 1996 will not differ significantly from the amounts reported under the current accounting standards.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

         *2.1 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Merger, Inc. and Drilex International Inc. dated as of April 16, 1997. (Form 8-K, April 17, 1997, Exhibit 99.1).

         *2.2 Stockholder Agreement among Baker Hughes Incorporated, DRLX Partners, L.P. and Drilex International Inc. dated as of April 16, 1997. (Form 8-K, April 17, 1997, Exhibit 99.2).

         *4.1 Amendment to Amended and Restated Credit Agreement dated as of February 10, 1997 among the Company, Drilex Systems, Inc., Cobb Directional Drilling Company, L.L.C., Sharewell, Inc., Drilex Systems Limited and Texas Commerce Bank National Association, as lender. (Form 10-K, December 31, 1996, Exhibit 4.10).

          4.2 Dollar Note dated February 10, 1997 of the Company, Drilex Systems, Inc., Sharewell, Inc. and Cobb Directional Drilling Company, L.L.C. payable to the order of Texas Commerce Bank National Association.

         11.1    Computation of Net Income Per Common and Common Equivalent
                 Share.

         27.1    Financial Data Schedule.

         _________________________________

         * Incorporated herein by reference as indicated.


      (b)  Reports on Form 8-K.

                 Drilex International Inc. ("Drilex") Filed a Report on Form 8-K on April 17, 1997, reporting that it had entered into an Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Merger, Inc. and Drilex dated April 16, 1997, and entered into a Stockholders Agreement among Baker Hughes Incorporated, DRLX Partners, L.P. and Drilex dated as of
                 April 16, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DRILEX INTERNATIONAL INC.

Date: May 14, 1997                     By: /s/ JOHN FORREST
                                         _____________________________________
                                         John Forrest
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: May 14, 1997                     By: /s/ G. BRUCE BROUSSARD
                                         _____________________________________
                                         G. Bruce Broussard
                                         Vice President - Finance and
                                         Administration and Secretary
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)